Form 10QSB
period 2001-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2001-05-11
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

                                       or

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      Commission file number 0-30810

                        Electronic Control Security Inc.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                             22-2138196
          ----------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

790 Bloomfield Avenue, Clifton, New Jersey                         07012
------------------------------------------                         -----
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (973) 574-8555

The number of shares outstanding of the registrant's Common Stock as of May 11, 2001 was 3,474,000.

Transitional Small Business Disclosure Format:

         Yes |_|  No |X|

                        Electronic Control Security Inc.
                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
  Consolidated Balance Sheet*
     March 31, 2001 and June 30, 2000                                          1

  Consolidated Statement of Operations
     For the Nine months and Three Months ended
     March 31, 2001 and 2000                                                   2

  Consolidated Statement of Cash Flows
     For the Nine Months ended March 31, 2001 and 2000                         3

  Notes to Consolidated Financial Statements                                   4

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                    5

PART II. OTHER INFORMATION

Legal Proceedings                                                              6

Changes in Securities                                                          6

Defaults Upon Senior Securities                                                7

Submission of Matters to a Vote of Security Holders                            7

Other Information                                                              7

Exhibits and Reports on Form 8-K                                               7

Signatures                                                                     7

* The Balance Sheet at June 30, 2000 has been derived from the audited financial statements at that date. All other financial statements are unaudited.

                        Electronic Control Security, Inc.
                           Consolidated Balance Sheets

                                                                      March 31,      June 30,
                                                                         2001          2000
ASSETS                                                               (Unaudited)     (Audited)
                                                                     -----------    -----------
Current assets
      Cash                                                           $   137,371    $     1,428
      Accounts receivable, net of allowance of  $25,000 and $-0-         169,388        143,610
      Inventories                                                      1,056,022        700,348
      Deferred income taxes                                               76,000         38,000
      Other current assets                                                53,452         69,578
                                                                     -----------    -----------
          Total current assets                                         1,492,233        952,964

Property, equipment and purchased software, at cost
     net of accumulated depreciation of $302,180 and $252,836            177,548        207,932
Intangible assets net of
     accumulated amortization of $22,020 and $17,957                      46,408         42,472
Deferred income taxes                                                         --        472,000
Other assets                                                              24,917         23,335
                                                                     -----------    -----------
                                                                     $ 1,741,106    $ 1,698,703
                                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
      Bank overdraft                                                 $        --    $   105,284
      Accounts payable and accrued expenses                              535,066        543,258
      Customer deposits                                                   50,000             --
      Current maturities of long-term debt                                24,000         28,000
      Obligations under capital leases                                    15,400         19,907
      Payroll taxes payable                                                6,141         82,471
      Income taxes payable                                                 4,154         13,578
      Due to officers and shareholders                                    91,500         75,004
                                                                     -----------    -----------
          Total current liabilities                                      726,261        867,502

Noncurrent liabilities
      Obligations under capital leases                                    42,591         48,183
      Bank line of credit                                                     --        413,000
      Long-term debt                                                          --         16,000
      Due to officers and shareholders                                   246,659        315,767
      Other liabilities                                                  116,651        131,874
                                                                     -----------    -----------
          Total liabilities                                            1,132,162      1,792,326

Shareholders' equity (deficit)
     Preferred stock, $.01 par value
          5,000,000 shares authorized, none issued and outstanding
      Common Stock, $.001 par value; 15,000,000 authorized;
          3,574,000 issued; 3,474,000 and 3,574,000 outstanding
            at March 31, 2001 and June 30, 2000, respectively              3,574          3,574
      Additional paid-in capital                                       1,446,398      1,446,398
      Accumulated deficit                                               (831,028)    (1,543,595)
                                                                     -----------    -----------
                                                                         618,944        (93,623)
      Treasury stock, at cost, 100,000 shares at March 31, 2001          (10,000)            --
                                                                     -----------    -----------
          Total shareholders' equity (deficit)                           608,944        (93,623)
                                                                     -----------    -----------
                                                                     $ 1,741,106    $ 1,698,703
                                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                        Electronic Control Security, Inc.
                        Consolidated Statements of Income
                                   (UNAUDITED)

                                                                   Nine months                 Three months
                                                                      Ended                        Ended
                                                                     March 31,                    March 31,
                                                               2001            2000          2001           2000
                                                            -----------    -----------    -----------    -----------
Revenues                                                    $ 4,564,923    $ 1,334,353    $ 1,031,227    $   415,546
Cost of goods sold                                            2,268,571        838,957        661,646        171,509
                                                            -----------    -----------    -----------    -----------

          Gross profit                                        2,296,352        495,396        369,581        244,037
                                                            -----------    -----------    -----------    -----------

 Selling, general  and administrative expenses                1,098,395        601,167        305,119        215,411
                                                            -----------    -----------    -----------    -----------

          Income (loss) from operations                       1,197,957       (105,771)        64,462         28,627

Interest expense                                                 56,268         10,460          4,622          7,026
Interest income                                                  (4,878)            --         (3,201)            --
                                                            -----------    -----------    -----------    -----------

Income (loss) before income taxes                             1,146,567       (116,231)        63,041         21,601
                                                            -----------    -----------    -----------    -----------

Income tax provision                                            434,000             --             --             --
                                                            -----------    -----------    -----------    -----------

Income before cumulative effect of accounting change            712,567       (116,231)        63,041         21,601

Cumulative effect of accounting change on years
   prior to 2000                                                     --        102,000             --             --
                                                            -----------    -----------    -----------    -----------

Net income (loss)                                           $   712,567    $  (218,231)   $    63,041    $    21,601
                                                            ===========    ===========    ===========    ===========

Net income (loss) per share:
     Basic and fully diluted                                $      0.20    $     (0.06)   $      0.02    $      0.01
                                                            ===========    ===========    ===========    ===========

Weighted average number of common shares and equivalents:
     Basic and fully diluted                                  3,526,190      3,574,000      3,474,000      3,574,000
                                                            ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security, Inc.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                        Nine months
                                                                           Ended
                                                                         March 31,
                                                                     2001          2000
                                                                 -----------    -----------
Cash flows from operating activities:
     Cash received from customers                                $ 4,589,145    $ 1,075,197
     Cash paid to vendors and employees                           (3,752,851)    (1,329,185)
     Interest paid                                                   (56,268)       (10,460)
     Interest received                                                 4,878             --
     Income taxes paid                                                (9,424)       (31,868)
                                                                 -----------    -----------

          Net cash provided by (used in) operating activities        775,480       (296,316)

Cash flows from investing activities:
     Acquisition of property and equipment                           (18,960)       (23,436)
     Software development                                                 --         (4,272)
     Payment for licensing fee                                        (8,000)            --
     Security deposit                                                 (1,582)            --
                                                                 -----------    -----------

          Net cash used in investing activities                      (28,542)       (27,708)

Cash flows from financing activities:
     Proceeds (payments) of loans                                   (413,000)       340,000
     Increase (decrease) in bank overdraft                          (105,284)        22,032
     Payments of notes payable                                       (20,000)       (14,000)
     Payments of lease obligations                                   (10,099)       (10,563)
     Loan payments to officers and shareholders - net                (52,612)        20,598
     Purchase of treasury stock                                      (10,000)            --
                                                                 -----------    -----------

          Net cash provided by (used in) financing activities       (610,995)       358,067
                                                                 -----------    -----------

          Net increase in cash                                       135,943         34,043

Cash at beginning of period                                            1,428          3,032
                                                                 -----------    -----------

          Cash at end of period                                  $   137,371    $    37,075
                                                                 ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The unaudited financial statements of the Company should be read in conjunction with the audited financial statements for the years ended June 30, 2000 and 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Nine Months Ended March 31, 2001 ("2001 period") Compared to Nine Months Ended March 31, 2000 ("2000 period") and Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

NET REVENUES. The Company reported net revenues of $4,565,000 for the 2001 period, an increase of $3,231,000, or 242% over revenues reported for the 2000 period. Net revenues of $1,031,000 for the March 2001 quarter represent an increase of $615,000, or 148%, over revenues reported for the March 2000 quarter. This increase is primarily due to shipments on a Department of Energy
(DOE) project in the 2001 period. The DOE project was completed in April 2001.

GROSS MARGINS. Gross margins increased in the 2001 period to 50.3% of net revenues as compared to 37.1% of net revenues in the 2000 period. This increase is primarily due to the absorption of fixed manufacturing costs by the increased sales volume and the sale of higher gross margin products and services in the period. Gross margins decreased in the March 2001 quarter to 35.9% . This decrease is primarily due to the lower margins realized in the final phase of the DOE contract.

SELLING GENERAL AND ADMINISTRATIVE. Selling general and administrative expenses increased in the 2001 period to $1,098,000, as compared to $601,000 in the 2000 period. General and administrative expenses for the quarter ended March 31, 2001 increased to $305,000, as compared to $215,000, for the comparable 2000 quarter. The increases in 2001 were attributable to increases in sales commissions, travel, advertising and sales promotion related to the increase in sales volume. Increase in the March 2001 quarter, were due to higher professional fees relating to filing of the Company's Form 10SB and litigation.

INTEREST EXPENSE. Interest expense in the 2001 period was $56,000, an increase of $46,000 over the comparable period in 2000, which was $10,460. The increase was attributable to the use of the bank line of credit.

INCOME TAXES. The provision for income taxes does not result in any income taxes currently payable, since current tax expense is fully offset by the benefit of net operating loss carryforwards. For the quarter ended March 31, 2001, the Company reduced previously established valuation allowances to offset a tax provision of approximately $24,000 on quarterly income. Management will continue to evaluate the recoverability of deferred tax assets and the valuation allowance on a quarterly basis. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be further reduced.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In fiscal year 2000, the Company wrote off $102,000 of previously deferred startup costs in accordance with SOP 98-5, which prohibits the capitalization of such costs.

NET INCOME (LOSS). The Company reported net income for the March 2001 period of $712,567, or $.20 per share on a basic and diluted basis, as compared to a net loss of $218,231, or $(.06) per share on a basic and diluted basis for the March 2000 period. Net income for the quarter ended March 31, 2001 was $63,041, or $.02 per share on a basic and diluted basis, as compared to a net income of $21,601, or $.01 per share on a basic and diluted basis for the comparable 2000 quarter.

Liquidity and Capital Resources

At March 31, 2001, the Company had working capital of $765,972, including $137,371 in cash and cash equivalents. Accounts receivables and inventories increased by $25,778 and $355,674 respectively. Inventories have increased commensurate with the increase in sales volume. Net cash provided by operating activities for the 2001 period was $775,480 as compared to net cash used in operations of $296,316 during the 2000 period.

Investing activities for the 2001 period included purchases of $18,960 for equipment and an $8,000 payment for a licensing fee. The Company does not have any material commitments for capital expenditures.

Financing activities in the 2001 period consisted primarily of repayments of the Company's revolving credit line, bank overdraft, notes payable and loans from shareholders. The Company has available a revolving line of credit for up to $500,000 which bears interest at the rate of 1% above prime. The credit facility, which is due to expire on November 30, 2001, is secured by substantially all of the assets of the Company and by the personal guaranty of Arthur Barchenko. At May 11, 2001 the Company had $50,000 outstanding on its line of credit.

Part II.

Item 1. Legal Proceedings

      Fiber SenSys. Inc. v. ECSI International Inc., Larry Reese and Arthur Birch, Case No. C010381CV. The case is pending in State Court in Oregon. The case involves a claim of misappropriation of trade secrets along with some related claims. The basis of the matter is that Registrant's current Director of Business Development, Larry Reese, received allegedly confidential Fiber SenSys information from a Fiber SenSys employee and used that information. It should be noted, that Mr. Reese was previously employed by Fiber SenSys as its U.S. Sales Manager. Fiber SenSys has sought a preliminary injunction. An evidentiary hearing will be concluded on May 16th and 17th, 2001. The case remains in the discovery stage and no opinions can be expressed at this time as to its eventual outcome.

      ECSI International, Inc. v. Joseph Cardyn Security Solutions, Inc. Fiber Sensys, Inc., Sysco Systems, Inc. and Quanta SecurSystems, Inc. Civil Action No.) 1-CV-0014 (NHP), The case is pending in Federal District Court in New Jersey. Registrant's claim against Cardyn and his company are related to his providing Registrant's proprietary technology to Fiber SenSys, a competitor of Registrant, during the term of his contract with Registrant.

      Registrant's claims against Quanta and Sysco are for tortious interference with Registrant's contract with Cardyn and for infringement of Registrant's trademark SECURLAN. Registrant's claims against Fiber SenSys are for infringement of registrant's trademark FOIDS and for interference with Registrant's contract with Cardyn. Finally, Registrant alleges a claim of civil conspiracy against all defendants. Quanta and Sysco have interposed counterclaims against Registrant alleging that SECURLAN is their trademark. The case remains in the discovery stage and no opinion can be expressed at this time as to its eventual outcome

Item 2. Changes in Securities

            None

Item 3. Defaults Upon Senior Securities

            Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

            Not Applicable

Item 5. Other Information

            Not Applicable

Item 6. Exhibits and Reports on 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K for which this report is filed.

            None

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ELECTRONIC CONTROL SECURITY INC.


Date: May 11, 2001                              By: /s/ Arthur Barchenko
      --------------------                         -----------------------------
                                                   Arthur Barchenko, President