Form 10KSB
period 2001-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2001-09-28
CIK 803044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              Annual Report for the fiscal year ended June 30, 2001

                        Electronic Control Security Inc.
             (Exact name of registrant as specified in its chapter)

         New Jersey                    0-30810                   22-2138196
(State or Other Jurisdiction      (Commission File              (IRS Employer
     of Incorporation)                Number)                Identification No.)

                790 Bloomfield Avenue, Clifton, New Jersey 07012
                    (Address of Principal Executive Offices)

                                 (973) 574-8555
              (Registrant's Telephone Number, including Area Code)

                                   [Mark One]

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were $5,226,901.

The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $2,143,200 as of September 17, 2001.

The number of shares of outstanding common stock of the issuer as of September 17, 2001 was 3,572,000.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on November 14, 2001 is incorporated into Part III of this Form 10-KSB.

PART I

Item 1. Description of Business.

Introduction.

Electronic Control Security Inc. ("we", "us", or "our") was incorporated under the laws of the State of New Jersey in 1976. We and our wholly owned subsidiaries design, manufacture and market security detection equipment for correctional, commercial and industrial use and provide consulting and advisory services with respect to risk assessment, including threat, vulnerability and criticality analysis. Our product line includes:

      o perimeter detection equipment (pulsed infrared, fiber-optic, thermal and video detection);
      o Intrusion Detection and Monitoring System which integrates access control, perimeter infra-red detection systems, video assessment, and video badging systems;
      o computer security systems, which detect entry into a computer network;
      o     vehicle and vessel tracking devices;
      o     asset tracking devices; and
      o     a personal identification and location system.

Many of our products are designed to protect a site against terrorism, theft and arson. We market our products to large correctional facilities, government facilities such as military bases, nuclear power stations, airports and private corporations including international oil producers and high technology companies desiring to protect trade secrets and prevent intrusion into facilities.

Industry Overview.

Traditional markets for our security equipment encompassed correctional facilities and detention centers, and sales to those markets accounted for a significant portion of our revenues during the 1980's.

During our formative years, we derived the material portion of our revenues from sales to correctional and detention facilities. This market has stabilized during this past year based on Justice Department statistics which reveal that the number of felonies has decreased over the last year. We believe that the current facilities will require an upgrade to their existing security systems since the cost associated with maintaining a physical security staff would be cost prohibitive. Therefore we will continue to develop this market in the coming year.

As world terrorism increased over the last ten years, security issues and concerns have become a primary consideration at both government and private facilities. These sources now comprise the material segment of our business and account for a material portion of our revenues.

The increase in terrorism against United States government facilities and private entities during the last several years has increased security considerations. Terrorism can be perpetrated by direct physical harm to personnel and property, including theft, and indirectly by electronic means through intrusion into computer networks. Terrorism is now perpetrated for political, economic, religious and environmental reasons and virtually every government and multinational corporation is a potential target. The recent spate of terrorism against American interests both within the United States and abroad has heightened awareness of the need to enact countermeasures to prevent the occurrence of such activities. The government and private entities are implementing the safeguards necessary to avert potentially dangerous acts against life and property. In addition, foreign governments and foreign private industry have begun to implement measures to protect against terrorist activities. We will continue to focus on the market, both domestic and foreign, for security systems designed to prevent terrorist activities and expect that this market will continue to grow during the next decade and beyond.

Completed Systems and Works in Progress.

We have completed hundreds of projects since our inception including projects for foreign governments, government owned utilities and multinational corporations. We work on a regular basis for the United States Department of Defense, Department of Energy and nuclear regulated power stations.

Products and Services

We market nine separate systems and products, most of which can be adapted, integrated and configured for specific applications as required by the customer. We market a number of these systems and products as a comprehensive, fully integrated, building control security system with a real time, on-line dual redundant central computer network. Our products are designed and manufactured to be:

      o     reliable in harsh weather conditions and
      o     subject to low installation and maintenance costs.

In addition, the sensor systems comprising our products have been designed to provide low nuisance and false alarm rates and are tailored specifically to meet the needs of risk mitigation in high threat environments. We believe that we offer the state-of-the-art sensor systems and data communications networks.

We work with our clients' engineers and architects, the systems integrator, and the construction manager, to develop and design a system to achieve a secure, yet normal environment for a facility. We employ the latest standard off-the-shelf components to develop flexible systems that are cost-effective and state-of-the-art.

In order to provide our clients with the highest quality and most advanced systems, we incorporate into our projects products and technologies developed or owned by other entities. After we evaluate a project, we will ascertain the most effective and efficient solutions to satisfy a client's requirements. We then examine the range of technologies and products available for the required purpose and select the most appropriate product or technology for the project.

We frequently enter into technology transfer agreements covering the technology or product to be used.

Products:

Infrared Perimeter Intrusion Detection System ("IPID(R) System") and Rapid Deployment Infrared Detection System ("RDIDS")

The IPID(R) System consists of pulsed infrared sensors that detect an intruder passing through the system's electronic pulsed infrared beams. Once a beam is broken, the sensors automatically transmit an alarm signal to the control center as to the exact zone of intrusion. The IPID(R) System features a self diagnostic system which differentiates environmental conditions from intruders so that it does not trigger environmental alarms caused by snow, fog, leaves or small animals and alarms only when an intruder passes through the infrared beam. The system detects intruders up to 1,200 feet in dry climate, 400 feet in rain and snow and up to 300 feet in average fog conditions and operates at extreme temperature ranges. Various configurations of IPID(R) are available and we can tailor the systems to the particular installation. Intruder detection sensor heads are easily affixed on extruded aluminum mounting systems and these poles can be mounted vertically or horizontally, on buildings, at ground level, on top of a fence for terrain following configuration, across sally ports, over water or on roof tops. The system is tamper-proof and stealing the pulsed infrared beam or fooling the system and is impervious to nuisance alarms. The system is built to military specifications and is covered by a 10-year warranty. IPID(R) Systems are in use at nuclear power facilities, the National Security Agency, the US Department of Energy, the US Department of Defense, the US Department of Transportation, and detention sites.

We also offer rapid deployable stand-alone perimeter intrusion detection systems similar to the IPID(TM) System, marketed as the RDIDS, wherein the pulsed infrared sensors are placed on portable tripods for mobile use and rapid deployment. The RDIDS system employs a self-contained power source and requires no interconnecting wiring. The RDIDS system is essentially impervious to environmental conditions, standing water, small animals, waving grass and vegetation and operates up to 1200 feet in clear weather and up to 300 feet during average fog conditions. RDIDS is relatively simple to install, align and maintain. RDIDS systems can be used in full stand-alone operation or may be integrated with virtually any existing security annunciation system. The system can operate temporarily on battery power as necessary. The system can be used for immediate protection of exploration teams, pipeline construction sites, military aircraft, temporary base camps, ammunition storage facilities and special operations. All RDIDS carry a ten-year warranty against defects in workmanship and material. These systems are in use at the US Department of Defense sites.

Fiber Optic Intelligent Detection System ("FOIDS(R)")

Our FOIDS(R) product consists of a fiber optic sensor cable which can be attached to any barrier, including a fence, wall or roof line, buried in the ground or used beneath carpeting, above drop ceilings, imbedded in walls, in or on any fixed surface. FOIDS(R) sensors are placed on reels, which facilitate both deployment and recovery of the system. The FOIDS(R) system is designed to be flexible and zonal detection areas can be configured to extend to a length of 100 to 250 meters and can be located up to 66 kilometers from the power source.

The fiber optic sensors used in the system are immune to most external electronic impulses such as radio frequency emissions, static electricity (including lightning), and moisture and ambient temperature variations. Digital processing minimizes nuisance alarms and permits the operator to set the desired probability of detection (i.e., sensitivity to certain conditions or intrusions). The expanded alarm discrimination and sensitivity control features of the FOIDS(R) (and the RDIDS) systems allow the user to fine tune the system and fully optimize the sensor to its environment. FOIDS(R) systems can be equipped with audio "listen-in" capability from each fiber optic sensor to permit quick assessment of alarm conditions. The system can operate temporarily on battery power as necessary. The FOIDS(R) system can be fully integrated with a variety of digital security platforms. The FOIDS(R) system was designed to provide long service life with low maintenance requirements.

FOIDS(R) systems employed with top-of-the-fence-terrain-following-sensors provide fiber optic intrusion detection, which can create an environment whereby an 8-foot fence, provides 11 1/2 feet of vertical detection.

The FOIDS(R) and RDIDS systems can be combined to create an easily deployable single-mode optical fiber sensor incorporating the most recent developments in optical and electronic technologies to provide state-of-the-art security in tactical situations where temporary barrier security is required. The electronic and photonic components of these systems are housed in a single enclosure to protect the system from damage or exposure to unfavorable environmental conditions.

FOIDS(R) systems are in use at Department of Defense, Department of Energy National Security Agency Department of Transportation and detention sites. The product line is listed under a pre-negotiated contract with General Services Agency (GSA) Contract No. GS-07F-0329J. Any government agency can purchase materials under this contract at 55% off published end user prices. Terms include 2%10, 1%20, Net 30, freight prepaid destination USA. This contract expires on July 31, 2004.

The FOIDS(R) and RDIDS systems incorporate certain technology, which we have licensed from each of Lucent Technologies, Inc. and Mason Hanger National, Inc. By agreement dated as of January 15, 1997, Lucent Technologies, Inc. granted to us a nonexclusive right to use certain technology relating to Optical Fiber Sensing Systems covered by United States patent number 4,904,050. Lucent also furnished to us all technical information relating to this technology. The license extends through the term of the patent, which is the subject of the license. In consideration of the grant of the license, we (i) paid to Lucent an aggregate of $50,000, (ii) agreed to pay Lucent a minimum continuing annual royalty of $10,000 and (iii) an annual royalty equal to 4.4% of the gross revenues derived from each product sold by us which incorporates the technology.

Under the terms of the license, we are entitled to sublicense this technology to any of our subsidiaries.

By agreement dated March 5, 1997, we purchased from Mason Hanger National, Inc. certain assets relating to the manufacture of the FOIDS(R) product line for an aggregate purchase price of $151,500. In addition, we entered into a license agreement with Mason Hanger whereby we obtained a license to use certain intellectual property, consisting of 3 United States patents, which it developed in connection with the FOIDS(R) systems. In accordance with this license, we have now agreed to pay a royalty equal to 1% of the net sales price of products incorporating the licensed patents less refunds, credits, taxes and normal trade discounts for products incorporating the patents licensed to us.

Video Motion Detection System ("VMDS") and Video Assessment Systems ("VAS")

As an adjunct to its IPID(R), RDIDS and FOIDS(R), systems, we offer video surveillance equipment to ascertain the nature of, and monitor, the announced threat. The sole purpose of a perimeter detection system is to reliably sense an intrusion into a prescribed physical area. Once an alarm has sounded, it is the operator's function to confirm that the breach represents a risk requiring some response. The video aspect of the system allows the operator to make a visual corroboration of the breach and to determine whether the breach constitutes a threat (e.g., one man or ten men) or whether the alarm represents something less (e.g., a deer). Upon confirmation of a threatening intrusion, the operator can deploy an appropriate response to that threat. If the perimeter system is not complimented with some form of assessment (i.e., video confirmation), then the response force will follow the same established procedures whether it is a deer or a man or a group of men. The purpose of video assessment is to help the user understand the cause of the alarm so that an adequate and appropriate response can be initiated.

The Video Motion Detection System ("VMDS") is designed and constructed for outdoor intrusion detection by using closed circuit television ("CCTV") cameras, digital processing and fiber optic links. The CCTV camera field of view, up to 200 meters in length, is divided into discrete cells, which remain invisible to the operator until an intruder moves into a field. The system is configured to react to human characteristics of size, speed and direction. Once an intrusion occurs, the operator's attention is drawn to the monitor by graphical and audible warnings. Any cell that has been crossed is highlighted on screen, creating a progress indicator. Multi-directional features enable detection of intruders moving in any direction relative to the camera. Digital processing minimizes false and nuisance alarms caused by small animals, birds and environmental effects such as contrast changes, cloud shadows, wind induced camera vibration, rain and snow.

VMDS can be integrated with existing security systems and with video motion or video assessment systems and can be used with smoke and fire detection equipment to detect fires indoors (electrical systems) and outdoors, and in hazardous areas under risk of explosion.

Video Assessment Systems ("VAS") are integrated with other security measures to aid in the assessment of alarm conditions. Constant attention to video monitors can cause security control personnel to lose effectiveness. Using video assessment as an adjunct to intrusion detection can assist in reducing operator fatigue, ensure appropriate response and provide a record of intrusions.

Key features of our primary VAS include automatic camera selection based on the specific alarm detected; storage of multiple alarm area scenes immediately when the alarm is detected; random access retrieval of stored alarm scenes; cameras positioned to view the same direction as the perimeter system detectors; and real-time viewing of intruded area for comparison with stored alarm scenes.

Gamma 2000 System

In February 1998, we entered into an agreement with Rafael Armament Development Authority, a department of the Israeli Ministry of Defense, which developed the GAMMA 2000 Preemptive Intrusion System. Pursuant to this agreement, Rafael appointed us as the exclusive marketing agent for the Gamma 2000 system in the United States for a three-year period subject to extension for an additional three years which extension should be granted based upon sales volume of the products which is to be determined prior to the end of the initial term of the agreement. No monetary consideration has been paid to the company since Rafael retains the rights to this product. The original agreement was for the period of three years from February 28, 1998. This agreement has now been extended through February 13, 2004 with an option for an additional three-year term if sales meet satisfactory volumes. The Gamma 2000 system is an electronic surveillance system that detects intruders before they reach the perimeter of a secured zone. The system's field units include a passive infrared ("PIR") sensor, closed circuit digital camera, and projectors for nighttime use. Spaced at regular intervals, the units relay data and real-time video images to a central control unit. The system creates a 15-to 20-meter detection and verification band outside the parallel to a secured perimeter. The system can operate in extreme temperature ranges and in a variety of weather conditions.

The GAMMA 2000 system integrates with established systems, and, by providing early warning that someone may attempt to breach a perimeter, it increases the difficulties that terrorists or other intruders will encounter in their efforts. The GAMMA 2000 system is suited for border control, military bases, power stations, oil and gas storage facilities, nuclear power plants, industrial sites, prisons and airports or other situations with high-level security demands.

Intrusion Detection and Monitoring System ("IDMS")

IDMS represent the heart of any security system and allow several different systems to be integrated into a single coherent security and detection unit. We market a comprehensive PC based high-speed IDMS which integrates access control, perimeter IDS, video assessment, and video badging systems and which is capable of linking multiple buildings and multiple sites worldwide. Our system is readily expandable and modular and can be operated by the user's own computer server. Systems are available in Windows 95 and Windows NT software platforms and can transmit voice, video and alarm data on a single fiber optic, copper or twisted pair wire. Further, our systems employ hot swappable keyboards, resulting in no down time. These systems can be configured to operate on Ethernet, dedicated telephone lines, by radio frequency communications and satellite communication links.

The system was in use at the World Trade Center and is in use at the DOE site in Colorado, Brookhaven National Laboratories, among other locations.

Architectural Security Lighting Systems

A significant component of any security system includes proper and effective lighting of the area to be protected. As a complement to our security systems, we offer lighting systems which can enhance a facility's security by illuminating areas which otherwise may be subject to infiltration because of darkness or because of their location at some distance away from a facility's main security center. Our lighting systems can be designed for interior and exterior use and can be integrated directly into the security system, for example, by mounting IPID sensors into custom lighting bollards. We work with clients to design appropriate lighting systems for a project and the equipment is built to design specifications. We have designed and developed lighting systems for landscape architects, interior designers, lighting consultants and end-users. We have completed lighting system projects for, among others, the FBI Building in Washington, D.C., the Immigration and Naturalization Service Building in Burlington, Vermont, and the Dartmouth University Medical Center.

SecureLan

SecureLan is a local area network (a series of computers linked together by a dual path fiber optic cable or copper wire and herein referred to as a "LAN") physical security system. As more and more entities are linked to the Internet, computer hackers are able to gain illegal access to the entities' computer systems. We have developed a system, which identifies an unauthorized access to a LAN and annunciates the intrusion. Any unauthorized access to the LAN will alert the user to shut down the network, thereby denying the intruder access to sensitive or confidential information. A graphical map details the location of the alarm and other pertinent information relating to the intrusion. The active component of the SecureLan is its fiber optic sensor cable, which can be trained to sense, unauthorized access to the LAN.

Vehicle and Vessel Protection Systems

We manufacture and market systems designed to protect vehicles and vessels by installing or affixing small global positioning system ("GPS"), which tracks the position of the item.

The StarLog 8 and StarLink are locating devices which are capable of tracking a vehicle or vessel and reporting and logging its location at user-specified intervals in real-time or in batched download. The StarLog 8 consists of an eight channel GPS tracking unit that is installed in the vehicle or vessel and the software necessary to record its location based upon several available mapping options, which can be displayed to show position trails, and current location. The StarLink system is similar in all respects to StarLog except its route of travel is downloaded when the vehicle returns. The StarLog 8 and StarLink have applications in law enforcement, covert surveillance, cargo tracking, fleet management, traffic analysis and billing verification.

Asset Protection

We market a radio frequency ("RF") unit, which can be affixed to an asset such as a computer or other valuable piece of property. Each RF unit transmits a unique electronic signature to the owner's computer, which identifies the property. The software installed in the owner's computer system automatically activates if the property is moved or tampered with. The device's tracking capability displays movement of the property.

Personal Alarm Devices

We market a line of personal alarm systems, which permit individuals to signal for assistance instantly. The signal transmitted identifies and locates the person in seconds. The Company hopes to market these devices to hospitals, colleges (for protection of coeds at night), and mental health facilities. This system integrated with area lighting, intercom and an architectural enclosure is being marketed to large campuses on a sale or lease basis.

Consulting Services.

We furnish consulting and advisory services with respect to risk assessment, including threat, vulnerability and criticality analysis. Our consulting services generally consist of evaluation and then the design and specification of security systems that meet the client's operating and budgetary requirements.

Product Design, Manufacturing and Installation.

We design and develop new products based upon market requirements. We research and assess threat and vulnerability issues at selected facilities within our target markets and we design and engineer our products in-house, with outside consultants as necessary, and in conjunction with joint venture partners to meet the needs of clients within the target markets based upon the results of such research. We purchase the individual components comprising our products from third party suppliers, or subcontract to third parties the manufacture of specific subsystems necessary for a particular product. We assemble and finish our products at our facilities in New Jersey and Alabama. Various aspects of the software programming required in connection with our computer products are designed and written by in-house personnel. We are not dependent on any major suppliers for the components of our products and we believe, should it become necessary, that substitute suppliers for any of the components are readily available.

We have engaged twenty dealers/installers with locations in thirty-seven countries around the world. These entities serve to market our products in their geographic area and to install our products in client facilities. Our dealers/installers also serve as the support network for product installations. Our major dealers/installers are strategically located in the key growth markets of North and South America, the Asian rim and the Middle East.

Markets for Our Products.

We have identified a number of major geographic and industrial markets for our products and have developed a marketing plan to access those markets and industries. Generally, private industry and public and government facilities possessing sensitive information, valuable assets or which otherwise may be subject to terrorist threats by virtue of the nature of their business have recognized the need to implement security measures to protect personnel and property. In many instances, laws have been enacted and judicial mandates have been handed down decreeing compliance with some minimum-security standards. We target these entities as well as entities to which we can demonstrate the need for security measures.

The following represent the primary markets, which we target:

      o United States Government and Agencies. The United States Government and many of its departments represent a significant market for our products and has been a significant customer in the past. US Government departments that have purchased our products in the past and to which we currently actively market our products include:
      o The United States Department of Defense and a number of its subdivisions have been using our products for force and asset protection at numerous sites including military bases and installations;
      o The United States Department of Energy in connection with its clean-up program of military bases and government-owned nuclear energy facilities, offer an expansive and varied market for our products;
      o In the past, we have marketed and sold products to other United States government departments including the Immigration and Naturalization Services and the National Aeronautic and Space Agency. We will continue to focus on these and other government departments in the future.
      o We plan to supply a significant portion of the products and services to these facilities. The technologies required to create a secure airport facility in today's environment must address power, lighting, life safety, local area network and wide area network protection and other security systems to create a normal yet secure environment for employees, passengers and service personnel. Our Intrusion Detection and Monitoring System can be applied to create the security needed in today's airports.
      o Energy Facilities, Including Nuclear Plants, Power Utilities and Petrochemical Pipelines. Nuclear and utility power stations which house sensitive information and dangerous materials represent a large and lucrative market for our products. These entities are critical to the normal function of society and must be protected at all costs. Petrochemical, natural gas and pipeline companies, many of which operate in high risk and remote environments and geographic locations, invest huge sums in the assets necessary to operate these businesses and are taking steps to protect these investments through the acquisition of security equipment and systems.
      o Commercial Airports. Commercial airport security has been at the forefront of security consciousness for many years. There are approximately 1,200 facilities in the United

            States, which the Federal Aviation Agency has identified and mandated for security systems, upgrades to be completed over the next several years.
      o Foreign/Export Opportunities. Government operations and private industries in foreign countries all have similar security issues which must be addressed and we, along with our strategic teaming partners, continue to seek to penetrate these markets as time and capital warrant. During 2000 and 2001, we generated approximately 40% and 6%, respectively, of our revenues from projects performed outside the United States. We have completed projects in numerous foreign countries including the Russian Federation, Saudi Arabia, Korea, Ukraine, Columbia, Malaysia and Hong Kong. We currently are working on projects in Brazil, South Korea, Israel, Egypt, Bahrain, Kuwait, Turkey, Greece, a number of African countries and other nations around the world. We believe that the market for our products is as strong or stronger than in the United States and we intend to continue to pursue vigorously opportunities abroad.

Marketing.

We have developed a multi-tiered marketing plan which allows us to effectively market our products to each of the separate government and industry segments we have identified as target markets both in the United States and internationally. Our marketing strategy highlights its products strengths as they apply to that particular industry.

The primary goals of our marketing strategy are to

      o broaden the base of potential clients to which we can market our products and
      o validate the efficacy of our product line to those not familiar with our product offerings.

To that end, we have entered into teaming, representative and joint venture relationships with major corporations in each of the industries, which comprise our target markets. These entities generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords us and our products with added credibility.

From time to time, we have entered verbal or written teaming arrangements with companies, i.e., the Aerospace Corporation, Horne Engineering services, E2 Engineering & Services, Duke Engineering & Services, Inc., Honeywell Corp., KDN, Lau Technologies, Engineered Professional Services, Science Applications International Corporation, Secure Applications Inc., and TRW Systems Integration Group to pursue specific projects. Each of our teaming associates has expertise in the different industries, which we have identified as markets for our products and assists in introducing us to potential clients and purchasers, or otherwise includes our products as subsystems of a larger project.

We develop and maintain relationships with large systems integrators such as Lockheed Martin, TRW, Honeywell, Dyne McDermott, Kaiser-Hill, Westinghouse, Sandia, Bechtel, NISE East, and others, and have built a reputation among these companies as a technology resource, technology application and support organization with respect to the security industry. Numerous orders are generated from our association with these entities, which are among the largest in the world in their respective fields, conduct business with other large companies in the development and construction of huge projects and have the ability to influence project purchases. The percentage of the companies' total revenues derived from each customer vary from year to year.

Members of our management team have many years of experience in the field of security. Each member of the management team is assigned an area and makes direct contact with, and sales proposals to, government and industrial organizations in that area. In addition, we have engaged dealers/sales representatives (many of which also serve as installers of ours products) throughout the United States and around the world to actively market our products to governments and private industry.

We attempt to develop and maintain relationships and contacts with employees of each of the major government agencies encompassing our target markets and have cultivated such relationships in the past. In addition, we rely on our teaming and strategic partners for introductions to appropriate personnel at these agencies.

A significant portion of our international business is generated through our network of independent dealers/installers. We have entered into agreements with dealers/installers, which allow us to maintain a presence in thirty-five countries worldwide. Our agreements generally extend for a period of two years and provide the dealer/installer with discounts from current product prices as an incentive to market our products in their geographic area. We rely on our dealer/installer base to represent us and our product line throughout the world and to apprise us of potential projects, which can incorporate our products. In addition, we rely on our dealers/installers to introduce our company and our products to key government and private enterprise personnel in their respective geographic regions.

We also attend the major trade shows for each industry and advertise in relevant industry publications. If additional working capital becomes available, we will seek to increase our advertising in industry specific publications to create greater name recognition.

Growth Strategy.

In order to achieve a sustainable and realistic growth rate, we believe that the company must devote additional resources to marketing and product development. Specifically, we intend to:

      o Add two persons to our marketing and sales team. We will seek to add two persons to our marketing team who have extensive sales and marketing experience in the areas of marketing to the United States government and the petroleum and chemical markets, as we believe these areas represent the greatest potential for growth in the near and medium term. We believe that additional sales and marketing personnel will allow us to access additional markets and develop the focused marketing efforts required to develop business in our target markets.
      o Commence the development of new products and software to support the new and existing products. We intend to develop new products and software to up-grade the current IPID system to a microprocessor system using a Window NT platform. We also intend to up-grade the FOIDS product line by incorporating new hardware and software based on the Windows NT platform. We will use the Window NT software to integrate these systems as well as our video motion detection systems to meet our customers' requirements. We believe that the new products and software will add sales volume by enabling us to expand product application capabilities, which will result in the expansion of marketing opportunities.
      o Expand our base of dealers/installers worldwide. We believe that an effective and cost efficient means of increasing sales is to expand our base of dealers/installers worldwide. These entities serve as our local agents to market products and provide customer support. Furthermore, these entities are familiar with local laws and frequently have local contacts in government and business at decision-making levels. We will seek to expand our international base of dealers/installers by advertising in trade publications, though our company web site and through international customer referrals.
      o Purchase laboratory and testing equipment. We intend to purchase certain laboratory and testing equipment, which will allow us to enhance and maintain product quality standards and support our extended warranty program.

We anticipate that we will require approximately $1,200,000 to implement our business plan and growth strategy. We have identified our sources of such funds and have discussed this subject further under the liquidity and capital resource section on Page 14.

Competition.

As the government and private industry become increasingly concerned with security issues, the security and anti-terrorism industry has grown accordingly. Competition is intense among a wide ranging group of product and service providers, most of which are larger than us and possess significantly greater assets, personnel, sales and financial resources, but most of which, we believe, specialize in only one or two products or product lines or sales to a limited number of the industries which comprise the market for security products. The principal factors affecting competition in the industry include applied technology, product performance, price and customer service. We believe that we have a competitive advantage over other product and service providers in the industry because:

      o we offer a wide range of products to meet numerous security requirements;
      o our products are flexible (many of our products can be configured to meet specific needs and can be integrated with each other and with and into existing security systems);
      o     our products are reliable;
      o our products are relatively easy and inexpensive to install and maintain;
      o our products do not have high incidence of nuisance or false alarms, and
      o we have been successful in teaming with large multinational companies which market and incorporate the Company's products in their product offerings, thereby lending credibility to the efficacy of the Company's products.

Employees.

As of June 30, 2001 we employed twenty one (21) individuals on a full-time basis including four (4) design and engineering staff, eight (8) manufacturing and assembly employees, three (3) marketing employees and six (6) administrative employees. A number of the employees serve in multiple capacities, for example, Arthur Barchenko serves as our President but also is an integral member of the Company's marketing team. The company has eight independent sales representative organizations covering specific regions in the U.S.A., Middle East, and Southeast Asia.

Item 2. Description of Properties

Our corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where we lease approximately 10,000 square feet of space divided among administrative (3,000 sq. feet) and manufacturing (7,000 sq. feet) space.

We have leased this space through May 1, 2008 at a rent of $3,917 per month. We also lease approximately 3,500 square feet of manufacturing space at 102 Madison Circle, Suite D, Madison, Alabama. We have leased this space through June 30, 2005 at a rent of $1,800 per month. We believe that this space is sufficient for our current requirements and that additional space is available on commercially reasonable terms, if necessary

Item 3. Legal Proceedings

We have commenced an action in Federal District court in New Jersey against four companies, alleging infringement of certain of our proprietary technology and trademarks, and civil conspiracy. Two of the defendants have filed counterclaims. The case remains in the discovery stage and no opinion can be expressed at this time as to its eventual outcome.

We are a defendant in a case brought in State Court in Oregon, with a claim of misappropriation of trade secrets and related claims. The plaintiff has sought a preliminary injunction. An evidentiary hearing was concluded on May 16th and 17th, 2001 and written opinion has been submitted including minor restrictions pertaining to us a $250,000 bond imposed against the Plaintiff. The case remains in the trial stage and no opinions can be expressed at this time as to its eventual outcome.

We intend to defend our position vigorously and we do not believe that the final outcome will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these or any of the above mentioned legal matters would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 5. Market Price and Dividends on Registrant's Common Equity and Related Stockholder Matters

Following our initial public offering on February 26, 1987, our units, comprising one share of common stock and one common stock purchase warrant were traded principally on the over-the-counter Bulletin Board ("OTC-BB") under the symbol "EKCSU". On December 1, 2000, the securities were delisted. On June 5, 2001, the common stock began trading on the OTC-BB under the symbol "EKCS.OB".

The following table sets forth the high and low bid quotations of a unit of our Common Stock and Warrants under the symbol "EKCSU" for the periods indicated, as reported by the National Quotation Bureau.

                                                Closing Bid
                                          High               Low
                                         -------------------------
Fiscal 2000
First Quarter                              .50              .125
Second Quarter                             .25              .0625
Third Quarter                             1.25              .50
Fourth Quarter                            1.31              .81
JUNE 30

Fiscal 2001
First Quarter                              .02              .02
Second Quarter                             .02              .02
Third Quarter                              .02              .02
Fourth Quarter *                           .02              .02
* through June 4, 2001

The following table sets forth the high and low bid quotations per share of our Common Stock "EKCS.OB" as reported on OTCBB.

                                                Closing Bid
                                          High               Low
                                         -------------------------
Fiscal 2001
Fourth Quarter *                          3.00              .30
* Commencing June 5, 2001

The foregoing quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The closing price of our common stock on September 17, 2001 was $.75 per share.

Holders

As of September 17, 2001, there were approximately 435 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

Recent Sales Of Unregistered Securities

In May & June 2001, we issued 98,000 shares of common stock to Ruffa & Ruffa in exchange for legal services.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements included by reference in this Report containing the words "believes," "anticipates," "intends," "expects," and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of new products, our ability to quickly increase production capacity in the event of a dramatic increase in demand of new products, our ability to continue to finance operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of international markets. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Results of Operations

Year Ended June 30, 2001 ("Fiscal 2001") Compared to Year Ended June 30, 2000 ("Fiscal 2000").

NET REVENUES. The Company reported net revenues of $5,226,901 for fiscal 2001, and increase of $3,379,764, or 183% over revenues reported for fiscal 2000 period. This increase is primarily due to shipments on a Department of Energy
(DOE) project in fiscal 2001. The DOE project was completed in April 2001. We currently have a backlog and firm contract commitments of approximately $5.5 million.

GROSS MARGINS. Gross margins increased in fiscal 2001 to 48.1% of net revenues as compared to 45.2% of net revenues in fiscal 2000. This increase is primarily due to the absorption of fixed manufacturing costs by the increased sales volume and the sale of higher gross margin products and services in the period.

SELLING GENERAL AND ADMINISTRATIVE. Selling general and administrative expenses increased in fiscal 2001 to $1,306,873, as compared to $843,042 in fiscal 2000. The increases in 2001 were attributable to increases in sales commissions, travel, advertising and sales promotion related to the increase in sales volume. We also incurred higher professional fees related to filing of our Form 10SB and certain litigation.

INTEREST EXPENSE. Interest expense in fiscal 2001 was $51,638, an increase of $21,055 over fiscal 2000, which was $30,583. The increase was attributable to the use of the bank line of credit.

INCOME TAXES. The credit for income taxes in fiscal 2000 was due to the recognition of the tax benefits of net operating loss carryforwards.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In fiscal year 2000, the Company wrote off $102,000 of previously deferred startup costs in accordance with SOP 98-5, which prohibits the capitalization of such costs.

NET INCOME (LOSS). The Company reported net income for fiscal 2001 of $773,366, or $.22 and $.21 per share on a basic and diluted basis, respectively, as compared to a net loss of $8,267, or $(.002) per share on a basic and diluted basis for fiscal 2000.

Liquidity and Capital Resources

At June 30, 2001 the Company had working capital of $768,948. Accounts receivables and inventories increased by $156,205 and $555,437 respectively. Inventories have increased commensurate with the increase in sales volume. Net cash provided by operating activities for fiscal 2001 was $493,577 as compared to net cash used in operations of $321,151 during fiscal 2000.

Investing activities for fiscal 2001 included purchases of $18,959 for equipment and a $24,000 payment for a licensing fee compared to $31,193 and -0-, in fiscal 2000, respectively. The Company does not have any material commitments for capital expenditures.

Financing activities in fiscal 2001 period consisted primarily of repayments of the Company's revolving credit line, bank overdraft, notes payable and loans from shareholders. The Company has available a revolving line of credit for up to $500,000 which bears interest at the rate of 1% above prime. The credit facility, which is due to expire on November 30,2002 is secured by substantially all of the assets of the Company and by the personal guaranty of Arthur Barchenko.

To fully implement our business plan and growth strategy we will require approximately $1,200,000 over the next twelve to eighteen months and expect that these funds will be available from our line of credit and cash flows from operations.

Trends That May Affect Future Results

We continue to invest in the upgrade of our existing products as well as developing new technologies to insure future growth. We have also recently acquired the licensing rights to manufacture and market a state of the art vehicle & vessel tracking system, which we expect to begin marketing September 2001. We have expanded our FOIDS operation by moving to larger quarters in Madison, Alabama in addition to hiring an optical technician to support the manufacturing and installation requirements of the product line.

The success of these products depends upon a number of factors, including our ability to meet a set of rigorous customer specifications, and ability to reliably manufacture such products in sufficient quantity at acceptable yields to meet anticipated demand.

We expect to maintain our current customer base while expanding market penetration both in the United States and abroad. We have recently added sale representatives/dealers installers in South America and many of the Middle Eastern countries.

Item 7. Financial Statements And Supplementary Data

Our financial statements, which are included in this report on pages F-1 through F-14, are incorporated herein by reference.

Item 8. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

      None.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended June 30, 2001. The information required by this item is incorporated herein by reference to the Proxy Statement

Item 10. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 13. Exhibits and Reports On Form 8-K

(a) EXHIBITS. The exhibits listed below are filed with or incorporated by reference in this report.

None.

(b) REPORTS ON FORM 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELECTRONIC CONTROL SECURITY INC.


Date: September 28, 2001          By: /s/ Arthur Barchenko
      ------------------          --------------------------------------
                                  Arthur Barchenko, President
                                  Chairman of the Board, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Arthur Barchenko
Arthur Barchenko
President, Secretary and Chief Executive Officer
Date: September 28, 2001

By:/s/ Mark R. Barchenko
Mark R. Barchenko
Vice President, Treasurer
Business Development
Date: September 28, 2001

By:/s/ Gene Rabois, CPA
Gene Rabois, CPA
Director
Date: September 28, 2001

By:/s/ Edward Snow
Edward Snow
Director
Date: September 28, 2001

By: /s/ Dr. Robert F. Reiter
Dr. Robert F. Reiter
Director
Date: September 28, 2001

                        ELECTRONIC CONTROL SECURITY INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                        With Independent Auditors' Report


Independent Auditors' Report                                              F-1

Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statement of Changes in Shareholders'
Equity (deficit)                                                          F-4

Consolidated Statements of Cash Flow                                      F-5

Notes to Consolidated Financial Statements                              F-6-F-14

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Control Security, Inc. and its subsidiaries as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
August 16, 2001

                       Electronic Control Security, Inc.
                          Consolidated Balance Sheets

                                                                               June 30,
ASSETS                                                                   2001           2000
                                                                      ----------    -----------
Current assets
    Cash                                                              $      927    $     1,428
    Accounts receivable, net of allowance of  $25,000 in 2001            274,815        143,610
    Inventories                                                        1,255,785        700,348
    Deferred income taxes                                                132,000         38,000
    Other current assets                                                  61,703         69,578
                                                                      ----------    -----------
        Total current assets                                           1,725,230        952,964

Property, equipment and purchased software at cost
    net of accumulated depreciation of $320,702 and $252,836             159,025        207,932
Intangible assets at cost net of
    accumulated amortization of $25,776 and $17,957                       58,653         42,472
Deferred income taxes                                                      9,000        472,000
Other assets                                                              24,917         23,335
                                                                      ----------    -----------
                                                                      $1,976,825    $ 1,698,703
                                                                      ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
    Bank overdraft                                                    $       --    $   105,284
    Accounts payable and accrued expenses                                551,469        543,258
    Bank line of credit                                                  300,000             --
    Current maturities of long-term debt                                  18,000         28,000
    Obligations under capital leases                                      14,900         19,907
    Payroll taxes payable                                                  9,591         82,471
    Income taxes payable                                                  23,322         13,578
    Due to officers and shareholders                                      39,000         75,004
                                                                      ----------    -----------
        Total current liabilities                                        956,282        867,502

Noncurrent liabilities
    Obligations under capital leases                                      32,796         48,183
    Bank line of credit                                                       --        413,000
    Long-term debt                                                            --         16,000
    Due to officers and shareholders                                     202,679        315,767
    Deferred income taxes                                                  1,000             --
    Other liabilities                                                    104,525        131,874
                                                                      ----------    -----------
        Total liabilities                                              1,297,282      1,792,326

COMMITMENTS AND CONTINGENCIES

Shareholders' equity (deficit)
    Preferred stock, $.01 par value
        5,000,000 shares authorized, none issued and outstanding
    Common Stock, $.001 par value; 15,000,000 authorized;
        3,672,000 and 3,574,000 issued; 3,572,000 and 3,574,000
        outstanding in 2001 and  2000, respectively                        3,672          3,574
    Additional paid-in capital                                         1,456,100      1,446,398
    Accumulated deficit                                                 (770,229)    (1,543,595)
    Treasury stock, at cost, 100,000 shares                              (10,000)            --
                                                                      ----------    -----------
        Total shareholders' equity (deficit)                             679,543        (93,623)
                                                                      ----------    -----------
                                                                     $ 1,976,825    $ 1,698,703
                                                                      ==========    ===========

                See Notes to Consolidated Financial Statements.

                       Electronic Control Security, Inc.
                     Consolidated Statements of Operations

                                                                        Year
                                                                       Ended
                                                                      June 30,
                                                               2001            2000
                                                            -----------     ----------
Revenues                                                    $ 5,226,901     $1,847,137
Cost of revenues                                              2,711,809      1,012,979
                                                            -----------     ----------

    Gross profit                                              2,515,092        834,158
                                                            -----------     ----------

Selling, general  and administrative expenses                 1,306,873        843,042
                                                            -----------     ----------

    Income (loss) from operations                             1,208,219         (8,884)

Interest expense                                                 51,638         30,583
Other income                                                     (5,285)            --
                                                            -----------     ----------

Income (loss) before provision (credit) for income taxes      1,161,866        (39,467)
                                                            -----------     ----------

Provision (credit) for income taxes                             388,500        (90,400)
                                                            -----------     ----------

Income before cumulative effect of accounting change            773,366         50,933
Cumulative effect of accounting change on years
   prior to 2000 (net of income tax credit of $42,800)               --         59,200
                                                            -----------     ----------

Net income (loss)                                            $  773,366     $   (8,267)
                                                             ==========     ==========
Net income (loss) per share:
     Basic                                                   $     0.22     $    (0.00)
                                                             ==========     ==========
     Fully diluted                                           $     0.21     $    (0.00)
                                                             ==========     ==========

Weighted average number of common shares and equivalents:
     Basic                                                    3,526,866      3,565,667
                                                             ==========     ==========
     Fully diluted                                            3,736,866      3,565,667
                                                             ==========     ==========

                See Notes to Consolidated Financial Statements.

                        Electronic Control Security, Inc.
       Consolidated Statements of Changes in Shareholders Equity (deficit)

                                                                        Additional
                                                   Common Stock           Paid-in    Accumulated    Treasury
                                               Shares        Amount       Capital      Deficit       Stock        Total
                                              ---------     --------    ----------   -----------    --------    ---------
Balances at July 1, 1999                      3,474,000     $  3,474    $1,436,498   $(1,535,328)   $     --    $ (95,356)

Net loss                                                                                  (8,267)                  (8,267)

Issuances of common stock, par value $.001
    Services rendered                           100,000          100         9,900                                 10,000
                                             ----------     --------    ----------   -----------    --------    ---------

Balances at June 30, 2000                     3,574,000        3,574     1,446,398    (1,543,595)         --      (93,623)

Net income                                                                               773,366                  773,366

Purchase of shares for treasury                                                                      (10,000)     (10,000)
Issuances of common stock, par value $.001
    Services rendered                            98,000           98         9,702                                  9,800
                                             ----------     --------    ----------   -----------    --------    ---------

Balances at June 30, 2001                     3,672,000     $  3,672    $1,456,100   $  (770,229)   $(10,000)   $ 679,543
                                             ==========     ========    ==========   ===========    ========    =========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security, Inc.
                      Consolidated Statements of Cash Flows

                                                                               Year
                                                                               Ended
                                                                              June 30,
                                                                        2001            2000
                                                                    -----------    -----------
Cash flows from operating activities:
    Cash received from customers                                    $ 5,070,696    $ 1,769,417
    Cash paid to vendors and employees                               (4,527,410)    (2,058,117)
    Interest paid                                                       (46,638)       (30,583)
    Interest received                                                     5,285             --
    Income taxes paid                                                    (8,356)        (1,868)
                                                                    -----------    -----------

        Net cash provided by (used in) operating activities             493,577       (321,151)

Cash flows from investing activities:
    Acquisition of property and equipment                               (18,959)       (31,193)
    Licensing agreement                                                 (24,000)            --
                                                                    -----------    -----------

        Net cash used in investing activities                           (42,959)       (31,193)

Cash flows from financing activities:
    Procceds (payments) of loans                                       (140,349)       393,079
    Increase (decrease) of bank overdraft                              (105,284)        72,241
    Payments on notes payable                                           (26,000)       (18,000)
    Payments on lease obligations                                       (20,394)       (16,504)
    Loan payments to officers and shareholders - net                   (149,092)       (80,076)
    Purchase of treasury stock                                          (10,000)            --
                                                                    -----------    -----------

    Net cash provided (used in)  financing activities                  (451,119)       350,740
                                                                    -----------    -----------

    Net decrease in cash                                                   (501)        (1,604)

Cash at beginning of period                                               1,428          3,032
                                                                    -----------    -----------

    Cash at end of period                                           $       927    $     1,428
                                                                    ===========    ===========

Supplemental schdule of non-cash investing and financing activity:

Equipment acquired under captial lease                                       --    $    35,134
Common stock issued for services                                    $     9,800         10,000

                 See Notes to Consolidated Financial Statements.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      Electronic Control Security, Inc. (The "Company") is engaged in the design, manufacture and marketing of electronic security and lighting systems for high threat environments. The Company currently offers six separate security and lighting sub-systems: Infrared Perimeter Intrusion Detection (IPID(R)), Fiber Optic Intelligence Detection System (FOIDS(R)), Gamma 2000 Temperature Differential & Video Assessment System ("TDVAS"); Facial Recognition System (FRS), StarLog(TM), A vehicle & Vessel Tracking System; Intrusion Detection Monitoring System "IDMS"; and an Architectural Lighting Product System. The Company also performs consulting services, which consists principally of designing security systems for correctional facilities, and offers design services on both in-house projects and for outside clients. The Company markets its products internationally.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The financial statements include the accounts of Electronic Control Security, Inc. and its subsidiaries, SEM Consultants III, Inc. ECSI International, Inc., ECSI-FOIDS, Inc. and ECSI-DSA, Inc., collectively "the Company". The statements also include one hundred percent of the accounts of ECSI-EAG International, a joint venture until March 1999 when the company purchased the remaining forty-nine percent of ECSI-EAG International from W.T. Sports Ltd. (See Note 6). All significant intercompany accounts and transactions have been eliminated.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Ending inventory is primarily composed of raw materials and work-in-process.

      Property and Equipment and Depreciation

      Depreciation is provided for by straight-line and accelerated methods over the estimated useful lives of the assets, which vary from three to ten years. Cost of repairs and maintenance are charged to operations in the period incurred.

      Earnings Per Share

      Basic earnings (loss) per share (EPS) is computed by dividing net income
      (loss) applicable to common shares by the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Foreign Sales

      All foreign sales are in dollars and accordingly the Company recognizes no gain or loss on such transactions.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont)

      Revenue Recognition

      The Company recognizes product revenue at the time of shipment. Revenues from consulting and design services are recognized at the time the services are rendered.

      Warranty Reserves

      The Company's products carry a 7 - 10 year warranty that includes factory repair services as needed for replacement parts. Estimated expenses for warranty obligations are accrued at the same time as related product revenue is recognized.

      Software Purchased

      Software purchased by the Company and utilized in providing contract services is capitalized at cost and amortized on a straight-line basis over three to five years.

      Income Taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of the assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws as they occur.

      Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences arise primarily from net operating loss carry forwards.

      Fair Value of Financial Instruments

      The carrying values of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are representative of their fair value due to the short-term maturity of these instruments. The carrying value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

      Intangible Assets

      The cost of licenses, trademarks and software development acquired are being amortized on the straight-line method over their useful lives, ranging from 5 to 15 years. Amortization expense charged to operations was $13,398 and $5,351 for the years ended June 30, 2001 and 2000.

      Start-up Costs

      As of July 1, 1999, the Company adopted SOP 98-5, and accordingly charges to income start-up costs, including advertising, as incurred. Prior to July 1, 1999, these costs were capitalized and amortized over one to three years. For the year ended June 30, 2000 operations was charged with $20,255 of such amortization. Previously capitalized start up costs (incurred prior to July 1, 1999) of $59,200 (net of tax), were reflected as the cumulative effect of the accounting change during the fiscal year ending June 30, 2000 respectively.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont)

      Advertising Costs

      Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended June 30, 2001 and 2000 were approximately $9,103 and $21,000, respectively.

      Recent Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on July 1, 2002. Management believes that the adoption of these Statements will not have a material impact on the Company's financial position or results of operations.

3.    SHAREHOLDERS' EQUITY

      Common Stock Warrants

      The Company had 1,300,000 common stock warrants outstanding that expired unexercised on February 26, 2001.

      Stock Option Plans

      Pursuant to Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock-Based Compensation" the Company has elected to account for its employee stock option plans under APB Opinion No. 25 "Accounting for Stock Issued To Employees". Accordingly, no compensation cost has been recognized for these plans.

      The Company's stock has not been actively traded in recent years, and there are no consistent market quotes available. Accordingly, it is impractical to compute the effects on earnings, if any, had compensation costs for the stock option plans been determined based on the fair value at the grant date for awards made for fiscal year 2001, consistent with the provisions of SFAS No. 123.

      a.    Incentive Stock Option Plan

            During September 1986, the Company adopted an incentive stock option plan for which 750,000 shares of common stock have been reserved. The plan has since been extended until September 2006.

            Under the plan, incentive stock options were granted to certain employees of the Company. The exercise price is not less than 100% of the fair market value of the stock at the date of the grant. These options expire ten years from the date of grant.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Stock Option Plans (Cont)

            The following table summarizes option plan activity:

                                                    Number        Price
                                                  of Shares       Ranges

            Outstanding at June 30, 1999           260,000     $.05 - $.25
                                                   =======
            Outstanding at June 30, 2000           260,000     $.05 - $.25
                                                   =======
              Forfeited                            (65,000)    $.05 - $.25
                                                    ------
            Outstanding at June 30, 2001           195,000     $.05 - $.25
                                                   =======

      b.    Nonstatutory Stock Option Plan

            As of June 30, 2001, the Company had a non-statutory stock option plan with shares of common stock reserved as follows:

                                                    Number        Price
                                                  of Shares       Ranges

            Outstanding at June 30, 1999            10,000        $.25
                                                    ======
            Outstanding at June 30, 2000            10,000        $.25
                                                    ======
              Issued                                 5,000        $.25
                                                    -----
            Outstanding at June 30, 2001            15,000        $.25
                                                    ======

4.    INVENTORIES

Inventories at June 30, 2001 and 2000 consist of the following:

                                                            2001        2000
                                                            ----        ----
Raw materials                                            $  270,447  $  188,307
Work-in-process                                             230,080     210,632
Finished goods                                              755,258     301,409
                                                         ----------  ----------
                                                         $1,255,785  $  700,348
                                                         ==========  ==========

5.    PROPERTY EQUIPMENT AND PURCHASED SOFTWARE

Property, equipment and purchased software also consists of the following:

                                                            2001        2000
                                                            ----        ----
Furniture and fixtures                                   $   21,930  $   21,930
Machinery and equipment                                     296,001     277,042
Improvements                                                 65,081       9,296
Software                                                     96,715     152,500
                                                         ----------  ----------
                                                            479,727     460,768
  Less: accumulated depreciation and amortization           320,702     252,836
                                                         ----------  ----------
                                                         $  159,025  $  207,932
                                                         ==========  ==========

Equipment under capital leases included in property, equipment and purchased software are as follows:

Machinery and equipment                                  $   69,944  $   97,966
Less: accumulated depreciation                               20,684  $   24,979
                                                         ----------  ----------
                                                         $   49,260  $   72,987
                                                         ==========  ==========

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    NOTE PAYABLE

      During the year ending June 30, 1999, the Company issued a promissory note to W.T. Sports Ltd. the former forty-nine percent owner of ECSI-EAG International, for $72,000. The note payable was issued to release all assets and liabilities of the joint venture and W.T. Sports, Ltd. and its affiliates.

      The note is payable in thirty-six monthly payments of $2,000 beginning March 26, 1999. The note is non-interest bearing, and collateralized by the IPIDTM trademark.

7.    RELATED PARTY TRANSACTIONS

      The Company has loans payable to an officer and shareholders; the loans have various payment schedules and interest rates. Some loans are non-interest bearing and other loans range from 8% to 12%.

      At June 30, 2001 and 2000 related party debt consisted of:

                                                             2001        2000
                                                             ----        ----
Installment loans due to an officer/shareholder,
non interest bearing due June, 2004                       $   58,180  $  187,140

Installment loans due to  entities owned or controlled
by officer/shareholder, at various installments at
annual interest rates of 8-12%, due June, 2007 *             111,831     110,980

Installment loan due to a former officer/shareholder
non interest bearing,  payable at $1,667 a month *
until February, 2005                                          71,668      92,651
                                                          ----------  ----------
                                                             241,679     390,771
Less: current portion                                         39,000      75,004
                                                          ----------  ----------
                                                          $  202,679  $  315,767
                                                          ==========  ==========

*     All interest for the fiscal year 2001 and 2000 has been waived.

      Maturities of related party debt are as follows:
         Years ending June 30:

                                  2002                               $   39,000
                                  2003                                   30,000
                                  2004                                   35,000
                                  2005                                   35,000
                                  2006                                   40,000
                            Thereafter                                   62,679
                                                                     ----------
                                                                     $  241,679
                                                                     ==========

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    OBLIGATION UNDER CAPITAL LEASES

      Future minimum lease payments for assets under capital leases at June 30, 2001

      Years ending June 30:

                                                 2002                $   21,697
                                                 2003                    19,698
                                                 2004                    15,283
                                                 2005                     4,018
                                                                     ----------
                                                                         60,696
                         Amount representing interest                    13,000
                                                                     ----------
          Present value of net minimum lease payments                $   47,696
                                                                     ==========

9.    COMMITMENTS AND CONTINGENCIES

      Lease Agreements

      Future minimum annual rental payments required under noncancellable operating leases for years after June 30, 2001 are as follows:

                                  2002                               $   67,597
                                  2003                                   68,517
                                  2004                                   62,255
                                  2005                                   48,812
                                  2006                                   49,787
                            Thereafter                                   93,806
                                                                     ----------
                                                                     $  390,774
                                                                     ==========

      Rent expense under all operating leases was $74,551 and $74,550 for the years ended June 30, 2001 and 2000.

      Legal Actions

      The Company has commenced an action in Federal District Court in New Jersey against four companies, alleging infringement of certain of the Company's proprietary technology and trademarks, and civil conspiracy. Two of the defendants have filed counterclaims. The case remains in the discovery stage and no opinion can be expressed at this time as to its eventual outcome.

      The Company is a defendant in a case brought in State Court in Oregon, with a claim of misappropriation of trade secrets and related claims. The plaintiff has sought a preliminary injunction. An evidentiary hearing was concluded on May 16th and 17th, 2001 and a written opinion has been submitted including minor restrictions pertaining to the Company and a $250,000 bond imposed against the Plaintiff. The case remains in the trial stage and no opinions can be expressed at this time as to its eventual outcome.

      The Company intends to defend their position vigorously and management does not believe that the final outcome will have a material adverse effect on its consolidated financial position, results of operations or cash flows

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    COMMITMENTS AND CONTINGENCIES (Cont)

      License Agreements

      The Company has acquired intellectual property, equipment and a tooling license from Mason & Hanger National, Inc. and a patent license from Lucent Technologies, Inc. for the Fiber Optic Intelligence Detection Systems (FOIDS(R)). In conjunction with these two license agreements whereby royalties totaling 5.4% are due on revenues from the Fiber Optic Intelligence Detection System (FOIDS(R)).

      License and royalty expenses were $18,778 and $12,839, for the years ended June 30, 2001 and 2000, respectively.

10.   INCOME TAXES

      The provision for taxes for the year ended June 30, 2001 and 2000 includes the following components:

                                                            2001        2000
                                                            ----        ----
Federal
  Current                                                $   16,900  $       --
  Deferred                                                  382,000    (103,000)

State
  Current                                                     1,600         800
  Deferred                                                  (12,000)    (31,000)
                                                         ----------  ----------
                                                         $  388,500  $ (133,200)
                                                         ==========  ==========

      The components of the deferred tax asset as of June 30, 2001 and 2000 are as follows:

                                                           Current   Noncurrent
                                                           -------   ----------
2001
  Total deferred tax assets                              $  132,000  $    9,000
  Less total valuation allowance                                 --          --
                                                         ----------  ----------
    Net Deferred Tax Asset                               $  132,000  $    9,000
                                                         ==========  ==========

2000
  Total deferred tax assets                              $   38,000  $  629,000
  Less total valuation allowance                                 --    (157,000)
                                                         ----------  ----------
    Net Deferred Tax Asset                               $   38,000  $  472,000
                                                         ==========  ==========

      The deferred tax asset valuation decreased by $157,000 and $76,000 in the years ended June 30, 2001 and 2000, respectively.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   INCOME TAXES (Cont)

      The reconciliation of estimated income taxes attributed to operations at the United States statutory tax rate to reported provision for income taxes is as follows:

                                                            2001        2000
                                                            ----        ----
Provision for taxes computed using standard and or
  alternative minimum tax rate                           $  395,034  $      550
State taxes, net of Federal benefit                          69,712          --
Allowance for doubtful  accounts                             10,000          --
Compensated absences                                          7,022          --
Recognition of deferred tax asset                          (106,889)   (133,750)
Other                                                        13,621          --
                                                         ----------  ----------
                                                         $  388,500  $ (133,200)
                                                         ==========  ==========

      At June 30, 2001 the Company had net operating loss carryforwards for federal and state income tax purposes of $302,000 and $53,000 respectively, expiring through 2012.

11.   REVOLVING LINE OF CREDIT

      The Company entered into a financing arrangement for a $500,000 revolving credit note with a bank. The note expires on November 15, 2002. The note is collateralized by all corporate assets. Guarantees are provided by all the Companies and an officer/shareholder. As of June 30, 2001, the outstanding balance due was $300,000 with interest payable at 1.0% plus the prime rate.

12.   CASH FLOWS

     Reconciliation of Net Income to Net Cash Provided by Operating Activities:

                                                            2001        2000
                                                            ----        ----
Net Income (Loss)                                        $  773,366  $   (8,267)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
Increase in allowance for doubtful accounts                  25,000
Deferred income taxes                                       370,000    (134,000)
Depreciation & amortization                                  75,685      82,243
Stock based compensation                                      9,800      10,000
Deferred charges                                                        102,000
(Increases) Decreases
  Accounts receivable                                      (156,205)    (77,720)
  Inventories                                              (555,437)    (28,046)
  Other current assets                                        7,875      (2,268)
  Other assets                                               (1,582)      1,751
Increase (Decrease)
  Accounts payable & accrued expenses                         8,211    (272,845)

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Payroll taxes payable                                     (72,880)      7,869
  Income taxes payable                                        9,744      (1,868)
                                                         ----------  ----------

Net cash provided by (used in)
  operating activities                                   $  493,577  $ (321,151)
                                                         ==========  ==========

13.   CONCENTRATIONS AND ECONOMIC DEPENDENCY

      The Company had one customer that accounted for 85.6% of net revenues for year ended June 30, 2001. This customer accounted for 71% of the accounts receivables of June 30,2001.

      The Company had two customers that accounted for 15% and 20% of net revenues for the year ended June 30, 2000. Three customers accounted for 14%, 32% and 46% of accounts receivable at June 30, 2000.