Form 10QSB
period 2001-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2001-11-14
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30 2001.

                                       or

            |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-30810

                        ELECTRONIC CONTROL SECURITY INC.

        (Exact name of small business issuer as specified in its charter)

         New Jersey                                              22-2138196
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       790 Bloomfield Avenue, Building C-1
                            Clifton, New Jersey 07012
                    (Address of principal executive offices)

                                 (973) 574-8555
                            Issuer's telephone number

The number of shares outstanding of the registrant's Common Stock as of November 7, 2001 was 3,750,600.

                 Transitional Small Business Disclosure Format:

                      Yes |_|                     No |X|

                        ELECTRONIC CONTROL SECURITY INC.
                                      Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet*
           September 30, 2001 and June 30, 2001                                1

         Consolidated Statement of Operations
           For the three months ended
           September 30, 2001 and 2000                                         2

         Consolidated Statement of Cash Flows
           For the three months ended September 30, 2001 and 2000              3

         Notes to Consolidated Financial Statements                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             5

PART II. OTHER INFORMATION

Legal Proceedings                                                              7

Changes in Securities                                                          7

Defaults Upon Senior Securities                                                7

Submission of Matters to a Vote of Security Holders                            7

Other Information                                                              7

Exhibits and Reports on Form 8-K                                               8

Signatures                                                                     8

* The Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date. All other financial statements are unaudited.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                               September 30,     June 30,
                                                                   2001            2001
                                                               -------------   -----------
ASSETS                                                          (Unaudited)
Current assets
      Cash                                                      $    55,554    $       927
      Accounts receivable, net of allowance of $25,000              465,369        274,815
      Inventories                                                 1,201,444      1,255,785
      Deferred income taxes                                         180,300        132,000
      Other current assets                                           44,304         61,703
                                                                -----------    -----------
          Total current assets                                    1,946,971      1,725,230

Property, equipment and purchased software at cost
     net of accumulated depreciation of $336,224 and $320,702       146,640        159,025
Intangible assets at cost net of
     accumulated amortization of $29,125 and $25,776                 55,304         58,653
Deferred income taxes                                                 9,000          9,000
Other assets                                                         24,917         24,917
                                                                -----------    -----------
                                                                $ 2,182,832    $ 1,976,825
                                                                ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
      Accounts payable and accrued expenses                     $   528,434    $   551,469
      Bank line of credit                                           100,000        300,000
      Current maturities of long-term debt                           12,000         18,000
      Obligations under capital leases                               15,150         14,900
      Payroll taxes payable                                           1,567          9,591
      Income taxes payable                                            4,322         23,322
      Due to officers and shareholders                               39,000         39,000
                                                                -----------    -----------
          Total current liabilities                                 700,473        956,282

Noncurrent liabilities
      Obligations under capital leases                               29,089         32,796
      Bank line of credit                                           500,000             --
      Due to officers and shareholders                              231,716        202,679
      Deferred income taxes                                           1,000          1,000
      Other liabilities                                             104,525        104,525
                                                                -----------    -----------
          Total liabilities                                       1,566,803      1,297,282

COMMITMENTS AND CONTINGENCIES

Shareholders' equity
     Preferred stock, $.01 par value
          5,000,000 shares authorized, none issued and
          outstanding                                                    --             --
      Common Stock, $.001 par value; 15,000,000 authorized;
          3,672,000 and 3,672,000 issued; 3,572,000 and
          3,572,000 outstanding, respectively                         3,672          3,672
      Additional paid-in capital                                  1,464,418      1,456,100
      Accumulated deficit                                          (842,061)      (770,229)
      Treasury stock, at cost, 100,000 shares                       (10,000)       (10,000)
                                                                -----------    -----------
          Total shareholders' equity                                616,029        679,543
                                                                -----------    -----------
                                                                $ 2,182,832    $ 1,976,825
                                                                ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                         Three Months
                                                                             Ended
                                                                         September 30,
                                                                      2001          2000
                                                                   -----------    ----------
                                                                   (Unaudited)    (Unaudited)
Revenues                                                           $   482,314    $1,163,622
Cost of revenues                                                       307,019       551,807
                                                                   -----------    ----------

          Gross profit                                                 175,295       611,815
                                                                   -----------    ----------

 Selling, general and administrative expenses                          287,015       238,213
                                                                   -----------    ----------

          Income (loss) from operations                               (111,720)      373,602

Interest expense                                                         9,450        14,775
Other income                                                              (238)           --
                                                                   -----------    ----------

Income (loss) before provision (credit) for income taxes              (120,932)      358,827

Provision (credit) for income taxes                                    (49,100)      154,000
                                                                   -----------    ----------

Net income (loss)                                                  $   (71,832)   $  204,827
                                                                   ===========    ==========

Net income (loss) per share:
     Basic and fully diluted                                       $     (0.02)   $     0.06
                                                                   ===========    ==========

Weighted average number of common shares and equivalents:
     Basic and fully diluted                                         3,572,000     3,574,000
                                                                   ===========    ==========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                         Three Months
                                                                            Ended
                                                                         September 30,
                                                                      2001         2000
                                                                    ---------    ---------
                                                                   (Unaudited)  (Unaudited)
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income (loss)                                                (71,832)     204,827
     Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities:
          Depreciation and amortization                                18,872       17,568
          Stock based compensation                                      8,318           --
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                   (190,554)    (813,329)
               Inventory                                               54,341      (82,178)
               Other current assets                                    17,399       34,162
               Deferred income taxes                                  (48,300)     154,000
               Accounts payable and accrued expenses                  (23,035)     572,102
               Payroll taxes payable                                   (8,024)     (17,064)
               Income taxes payable                                   (19,000)      (9,424)
               Other liabilities                                           --      (27,299)
                                                                    ---------    ---------

          Net cash provided (used)  by operating activities          (261,815)      33,365

Cash flows from investing activities:
     Acquisition of property and equipment                             (3,138)     (15,117)
                                                                    ---------    ---------

          Net cash used in investing activities                        (3,138)     (15,117)

Cash flows from financing activities:
     Procceds  on bank line of credit                                 300,000       65,000
     Decrease in bank overdraft                                            --      (32,648)
     Payments on notes payable                                         (6,000)     (38,537)
     Payments on lease obligations                                     (3,457)          --
     Loan officers and shareholders - net                              29,037       60,395
                                                                    ---------    ---------

          Net cash provided by  financing activities                  319,580       54,210
                                                                    ---------    ---------

          Net increase in cash                                         54,627       72,458

Cash at beginning of period                                               927        1,428
                                                                    ---------    ---------

          Cash at end of period                                     $  55,554    $  73,886
                                                                    =========    =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
          Interest                                                  $   9,450    $  14,775
                                                                    =========    =========
          Taxes                                                     $  19,000    $   9,000
                                                                    =========    =========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2001, as filed with the Securities and Exchange Commission.

Note 2 - Revolving Line Of Credit

The Company has an arrangement with a bank for a $500,000 revolving credit line that expires in November 2002. The outstanding balances are collateralized by substantially all of the Company's assets and the personal guarantee of an officer/shareholder. In addition, certain loans and other amounts payable totaling $300,000 are subordinated to the bank. Interest is payable monthly at 1.0% plus the prime rate. In September and October 2001, the bank advanced an additional $100,000 and $50,000, respectively, in short-term financing. The additional advances bear interest at the rate of 1.5% plus the prime rate and was due December 1, 2001. In November 2001, the existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years and provides for interest at the rate of 7.5% per annum. In addition, the bank arranged for a new revolving credit line in the amount of $500,000, under the same terms as the previously existing line. Under the agreement, $150,000 of the proceeds of the new revolving credit line was used to repay the short-term advances.

Note 3 - Subsequent Event

On October 11, 2001 the Company's Board of Directors voted to issue a 5% stock dividend to shareholders of record as of October 15, 2001.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and exposition should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the private securities litigation reform act of 1995. Forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "intends," "anticipates," "believes," "estimates," "predicts," or "continue" or the negative of these terms or other comparable terminology and include, without limitation, the statements below regarding: the Company's expectations as to release dates on certain contracts, tax benefits of net operating loss carryfowards, events of September 11, and the Company's ability to finance operations. Forward-looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, and include, but are not limited to, such factors, among others, the impact of new products, the Company's ability to quickly increase production capacity in the event of a dramatic increase in demand of new products, the Company's ability to continue to finance operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of international markets. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Results of Operations

Three Months Ended September 30, 2001 ("2001 period") Compared to Three Months Ended September 30, 2000 ("2000 period").

REVENUES. The Company reported revenues of $ 482,314 for the 2001 period, as compared to revenues of $1,163,622, for the 2000 period. The Company encountered delays in the 2001 period in obtaining the approval of final release dates on certain contracts. This resulted in the deferral of anticipated revenues to at least until the end of the next quarter. The Company currently has a backlog and firm contract commitments of approximately $5 million.

GROSS MARGINS. Gross margins decreased in the 2001 period to 36.34% of revenues as compared to 52.58% of revenues in the 2000 period. This decrease is primarily due to the higher absorption of fixed manufacturing costs associated with decreased sales volume and the sale of lower gross margin products and services in the period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased in the 2001 period to $287,015, as compared to $238,213 in the 2000 period. The increases in 2001 were attributable to increases in marketing, travel and sales promotion activities.

INTEREST EXPENSE. Interest expense in the 2001 period was $9,450, a decrease of $5,325 over the comparable period in 2000. The decrease was attributable to lower interest rates in the 2001 period.

INCOME TAXES. The credit for income taxes in the 2001 period is due to the recognition of the anticipated tax benefits of net operating loss carryforwards.

NET INCOME (LOSS). The Company reported a net loss for the 2001 period of $71,832, or $(.02) per share on a basic and diluted basis, as compared to net income of $204,827, or $.06 per share on a basic and diluted basis for the 2000 period.

Trends That May Affect Future Results

Since the tragic events of September 11, 2001, the Company has responded to a significant amount of requests for new security assessments and proposals as well as requests for expedited releases on committed projects. However, management is unable to predict the extent to which these events may affect the demand of its products.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $1.2 million, including $55,554 in cash and cash equivalents, $465,369 in accounts receivable and $1.2 million in inventory. The Company had been building its inventory levels in anticipation of shipments of backlog and other firm contract commitments. Net cash used by operating activities for the 2001 period was $261,815 as compared to net cash provided by operations of $33,365 during the 2000 period.

Investing activities for the 2001 period included purchases of $3,183 for equipment. The Company does not have any material commitments for capital expenditures. In November 2001, the Company agreed to accept equipment, that is had previously sold, from a customer, as a payment against unpaid accounts receivable. The equipment, valued at approximately $153,000, will be used by the Company for monitoring and offsite support services.

Financing activities in the 2001 period consisted primarily of additional loans from the Company's revolving credit line and Officer/Shareholder. The Company has available a revolving line of credit for up to $500,000 which is due to expire in November, 2002. The line, which has been fully utilized, bears interest at the rate of 1% above prime. The line is secured by substantially all of the assets of the Company, the personal guaranty of Arthur Barchenko and the subordination of certain loan and other amounts payable totaling $300,000. In September and October 2001, the bank made additional short-term advances totaling $150,000, which was due December 1, 2001. In November 2001, the existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years and provides for interest at the rate of 7.5% per annum. In addition, the bank arranged for a new revolving credit line in the amount of $500,000, under the same terms as the previously existing line. Under the agreement, $150,000 of the proceeds of the new revolving credit line was used to repay the short-term advances.

The Company anticipates that cash generated from operations, as final release dates on backlog are obtained, and available borrowings under its line of credit will be sufficient to provide for its working capital needs.

Part II.

Item 1. Legal Proceedings

The Company is involved in an action in Federal District court in New Jersey against four companies, alleging infringement of certain of the Company's proprietary technology and trademarks, and civil conspiracy. Two of the defendants have filed counterclaims. The case remains in the discovery stage and no opinion can be expressed at this time as to its eventual outcome.

The Company is a defendant in a case brought in State Court in Oregon, with a claim of misappropriation of trade secrets and related claims. The plaintiff has sought a preliminary injunction. An evidentiary hearing was concluded on May 16th and 17th, 2001 and written opinion has been submitted including minor restrictions pertaining to the Company and a $250,000 bond imposed against the Plaintiff. The case remains in the trial stage and no opinions can be expressed at this time as to its eventual outcome.

The Company intends to defend its position vigorously and management does not believe that the final outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                                        ELECTRONIC CONTROL SECURITY INC.


Date: November 14, 2001                 By: /s/ Arthur Barchenko
                                           -------------------------------------
                                           Arthur Barchenko, President