Form 10QSB
period 2001-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2002-02-13
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

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

                                 (973) 574-8555
                            Issuer's telephone number

The number of shares outstanding of the registrant's Common Stock as of February 12, 2002 was 3,910,628.

Transitional Small Business Disclosure Format: Yes|_| No |X|

                        ELECTRONIC CONTROL SECURITY INC.
                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet*
                December 31, 2001 and June 30, 2001                            1

        Consolidated Statement of Operations
                For the six and three months ended
                December 31, 2001 and 2000                                     2

        Consolidated Statement of Cash Flows
                For the six months ended December 31, 2001 and 2000            3

        Notes to Consolidated Financial Statements                             4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              7

PART II. OTHER INFORMATION

Legal Proceedings                                                              9

Changes in Securities                                                         10

Defaults Upon Senior Securities                                               10

Submission of Matters to a Vote of Security Holders                           10

Other Information                                                             11

Exhibits and Reports on Form 8-K                                              11

Signatures                                                                    11

* The Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date. All other financial statements are unaudited.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                   December 31,       June 30,
                                                                                       2001             2001
                                                                                       ----             ----
ASSETS                                                                             (Unaudited)
Current assets
      Cash                                                                         $     6,883      $       927
      Accounts receivable, net of allowance of $25,000                                 608,351          274,815
      Inventories                                                                    1,225,795        1,255,785
      Deferred income taxes                                                            112,000          132,000
      Other current assets                                                              64,852           61,703
                                                                                   -----------      -----------

          Total current assets                                                       2,017,881        1,725,230

Property, equipment and purchased software at cost
     net of accumulated depreciation of $345,597 and $320,702                          291,445          159,025
Intangible assets at cost net of
     accumulated amortization of $32,656 and $25,776                                    85,864           58,653
Deferred income taxes                                                                    9,000            9,000
Other assets                                                                            26,229           24,917
                                                                                   -----------      -----------

                                                                                   $ 2,430,419      $ 1,976,825
                                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
      Accounts payable and accrued expenses                                        $   415,770      $   551,469
      Bank line of credit                                                              325,000          300,000
      Current maturities of long-term debt                                             105,996           18,000
      Obligations under capital leases                                                  15,150           14,900
      Payroll taxes payable                                                              2,834            9,591
      Income taxes payable                                                               4,322           23,322
      Due to officers and shareholders                                                  39,000           39,000
                                                                                   -----------      -----------

          Total current liabilities                                                    908,072          956,282

Noncurrent liabilities
      Obligations under capital leases                                                  25,446           32,796
      Long-term debt                                                                   391,671               --
      Due to officers and shareholders                                                 224,248          202,679
      Deferred income taxes                                                              1,000            1,000
      Other liabilities                                                                104,525          104,525
                                                                                   -----------      -----------

          Total liabilities                                                          1,654,962        1,297,282

COMMITMENTS AND CONTINGENCIES

Shareholders' equity
     Preferred stock, $.01 par value
          5,000,000 shares authorized, none issued and outstanding                          --               --
      Common Stock, $.001 par value; 15,000,000 authorized;
          4,010,628 and 3,672,000 issued; 3,910,628 and 3,572,000 outstanding,
          respectively                                                                   4,011            3,672
      Additional paid-in capital                                                     1,564,834        1,456,100
      Accumulated deficit                                                             (730,383)        (770,229)
      Deferred compensation                                                            (53,005)              --
      Treasury stock, at cost, 100,000 shares                                          (10,000)         (10,000)
                                                                                   -----------      -----------

          Total shareholders' equity                                                   775,457          679,543
                                                                                   -----------      -----------

                                                                                   $ 2,430,419      $ 1,976,825
                                                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                          Six Months                        Three Months
                                                             Ended                             Ended
                                                          December 31,                      December 31,
                                                     2001             2000             2001            2000
                                                     ----             ----             ----            ----
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues                                         $ 1,279,070      $ 3,533,696      $   796,756      $ 2,370,074
Cost of revenues                                     582,193        1,606,925          275,174        1,055,118
                                                 -----------      -----------      -----------      -----------

       Gross profit                                  696,877        1,926,771          521,582        1,314,956
                                                 -----------      -----------      -----------      -----------

Selling, general and administrative expenses         610,197          793,276          323,182          555,063
                                                 -----------      -----------      -----------      -----------

       Income from operations                         86,680        1,133,495          198,400          759,893

Interest expense                                      27,958           51,646           18,508           36,871
Other income                                            (324)          (1,677)             (86)          (1,677)
                                                 -----------      -----------      -----------      -----------

Income before provision for income taxes              59,046        1,083,526          179,978          724,699

Provision for income taxes                            19,200          434,000           68,300          280,000
                                                 -----------      -----------      -----------      -----------

Net income                                       $    39,846      $   649,526      $   111,678      $   444,699
                                                 ===========      ===========      ===========      ===========

Net income per share:
     Basic                                       $      0.01      $      0.17      $      0.03      $      0.12
                                                 ===========      ===========      ===========      ===========
     Fully diluted                               $      0.01      $      0.17      $      0.03      $      0.12
                                                 ===========      ===========      ===========      ===========

Weighted average number of
       common shares and equivalents:
     Basic                                         3,799,269        3,725,417        3,847,911        3,703,135
                                                 ===========      ===========      ===========      ===========
     Fully diluted                                 4,060,975        3,725,417        4,172,689        3,703,135
                                                 ===========      ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                     Six Months
                                                                        Ended
                                                                     December 31,
                                                                 2001            2000
                                                                 ----            ----
                                                              (Unaudited)     (Unaudited)
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                   39,846        649,526
     Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
        Depreciation and amortization                             31,775         35,138
        Stock based compensation                                  27,368             --
        Increase (decrease) in cash attributable
         to changes in assets and liabilities
           Accounts receivable                                  (487,369)      (300,130)
           Inventory                                              29,990       (205,094)
           Other current assets                                   (3,149)         6,038
           Deferred income taxes                                  20,000        434,000
           Other assets                                           (1,312)            --
           Accounts payable and accrued expenses                (135,699)       138,713
           Customer deposits                                          --        121,240
           Payroll taxes payable                                  (6,757)       (73,410)
           Income taxes payable                                  (19,000)        (9,424)
           Other liabilities                                          --         (5,873)
                                                               ---------      ---------

      Net cash provided (used) by operating activities          (504,307)       790,724

Cash flows from investing activities:
     Acquisition of property and equipment                       (37,573)       (10,632)
                                                               ---------      ---------

      Net cash used in investing activities                      (37,573)       (10,632)

Cash flows from financing activities:
     Proceeds from exercise of stock options                      28,700
     Procceds (payments) on bank loan and line of credit         525,000       (413,000)
     Decrease in bank overdraft                                       --       (105,284)
     Payments on long-term debt                                  (20,333)       (14,000)
     Payments on lease obligations                                (7,100)        (5,944)
     Loan officers and shareholders - net                         21,569         19,162
     Purchase of treasury stock                                       --        (10,000)
                                                               ---------      ---------

      Net cash provided (used) by financing activities           547,836       (529,066)
                                                               ---------      ---------

      Net increase in cash                                         5,956        251,026

Cash at beginning of period                                          927          1,428
                                                               ---------      ---------

      Cash at end of period                                    $   6,883      $ 252,454
                                                               =========      =========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest                                                 $  27,958      $  51,646
                                                               =========      =========
      Taxes                                                    $  19,000      $   9,424
                                                               =========      =========
Non cash investing activity
   Purchase of equipment for customers receivable balance      $ 153,833
                                                               =========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2001, as filed with the Securities and Exchange Commission.

Note 2 - New Accounting Developments

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

Note 3 - Net Income Per Share

The computation of basic earning per common share, is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents that arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. The Company did not have any potentially dilutive common shares during the six and three months ended December 31, 2000.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 3 - Net Income Per Share - continued

All references to weighted average shares outstanding and per share amounts have been restated to give retroactive effect to the stock dividend (see note 5) for all periods presented.

Note 4 - Inventories

Inventories at December 31, and June 30, 2001 consist of the following:

                                                          December       June
                                                            2001         2001
                                                            ----         ----

Raw materials                                           $  208,692    $  270,447
Work-in-process                                            206,919       230,080
Finished goods                                             810,184       755,258
                                                        ----------    ----------

                                                        $1,225,795    $1,255,785
                                                        ==========    ==========

Note 5 - Stock Dividend

On October 11, 2001, the Company's Board of Directors voted to issue a 5% stock dividend to shareholders of record as of October 15, 2001. As a result of the stock dividend, 178,628 shares were issued.

Note 6 - Bank Financings

In November 2001, an existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years in monthly installments of $8,333 plus interest at the rate of 7.5% per annum

Also in November 2001, the bank arranged for a new $500,000 revolving credit line that expires in November 2002. The outstanding balances are collateralized by substantially all of the Company's assets and the personal guarantee of an officer/shareholder. In addition, certain loans and other amounts payable totaling $300,000 are subordinated to the bank. Interest is payable monthly at 1.0% plus the prime rate.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 7 - Equipment Purchase

In November 2001, the Company accepted the return of equipment in payment of a customer account. The Company valued the equipment at its original cost of $153,000 and capitalized it to property and equipment. The equipment will be used by the Company for system factory testing, monitoring and offsite support services.

Note 8 - Subsequent Event

In January 2002, the Company commenced a private placement of 30 Units, each Unit consisting of 25,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and 12,500 common stock purchase Warrants, for $50,000 per Unit. The Preferred Stock provides for an annual dividend of $.20 per share, payable quarterly, in cash or shares of common stock valued at $2.00 per share. Each preferred share is convertible at the option of the holder into one common share commencing 120 days after closing. The preferred shares have a liquidation preference in the amount of $2.00 per share and the Company may redeem them commencing one year from date of issuance if the common shares have traded at or above $4.00 for a period of twenty consecutive trading days. The Warrants are exercisable for a period of three years from the date of issuance at an exercise price per share of $3.00 per share and the Company may redeem them for $.05 per Warrant, once the underlying shares are registered, if the common shares have traded at or above $5.00 of for a period of twenty consecutive trading days.

In connection with this offering, the Company will also issue to a consultant identical warrants to purchase 350,000 shares of common stock.

To date, the Company has sold 23.5 Units for aggregate proceeds of $1,175,000.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations.

The following discussion and exposition should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the private securities litigation reform act of 1995. Forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "intends," "anticipates," "believes," "estimates," "predicts," or "continue" or the negative of these terms or other comparable terminology and include, without limitation, the statements below regarding: the Company's expectations as to release dates on certain contracts, tax benefits of net operating loss carryfowards, events of September 11, and the Company's ability to secure additional funding to finance operations. Forward-looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, and include, but are not limited to, such factors, among others, the impact of new products, the Company's ability to quickly increase production capacity in the event of a dramatic increase in demand of new products, the Company's ability to continue to finance operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of international markets. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Results of Operations

Six Months Ended December 31, 2001 ("2001 period") Compared to Six Months Ended December 31, 2000 ("2000") period and Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000.

REVENUES. The Company reported revenues of $ 1,279,070 for the 2001 period, as compared to revenues of $ 3,533,696, for the 2000 period. Revenues for the quarter ended December 31, 2001 were $796,756, as compared to $2,370,074 for same quarter in 2000. The revenues reported in the 2000 period were largely due to shipments on a Department of Energy (DOE) project that was completed in April 2001. In the 2001 period, the Company encountered delays in obtaining the approval of final release dates on certain contracts. This resulted in the deferral of anticipated revenues to at least until the end of the next quarter. The Company currently has a backlog of $1.5 million and contract commitments of $4 million, which it expects to be released and shipped over the next twelve months.

GROSS MARGINS. Gross margins in the 2001 period were 54.48% of revenues as compared to 54.53% of revenues in the 2000 period. Gross margins for the three months ended December 31, 2001 were 65.46% of revenues as compared to 55.48% of revenues in the comparable 2000 quarter. This increase in the December quarter, is primarily due to the sale of higher gross margin products and services in the period

SELLING, GENERAL AND ADMINISTRATIVE. Selling general and administrative expenses decreased in the 2001 period to $610,197, as compared to $793,276 in the 2000 period. The quarter ended December 31, 2001 also decreased to $323,182, as compared to $555,063, for the comparable 2000 quarter. The decreases in 2001 are primarily the result of lower sales commissions related to the sales volume.

INTEREST EXPENSE. Interest expense in the 2001 period was $27,958, As compared to $51,646 for the comparable period in 2000. The decrease was attributable to lower interest rates in the 2001 period.

INCOME TAXES. The provision for income taxes does not result in any income taxes currently payable, since tax expense is fully offset by the benefit of net operating loss carryforwards.

NET INCOME. The Company reported net income for the 2001 period of $39,846, or $.01 per share on both a basic and diluted basis, as compared to net income of $649,526, or $.17 per share on both a basic and diluted basis for the 2000 period. Net income for the quarter ended December 31, 2001 was $111,678, or $.03 per share on both a basic and diluted basis, as compared to a net income of $444,699, or $.12 per share on a basic and diluted basis for the comparable 2000 quarter.

Trends That May Affect Future Results

Since the tragic events of September 11, 2001, the Company has responded to a significant amount of requests for new security assessments and proposals as well as requests for expedited releases on committed projects. Management believes the trend for the industry will show significant increases in the years ahead based on the government commitment to secure the facilities and the infrastructure of the nation, however, they are unable to predict the extent to which these events may affect the demand of its products.

Liquidity and Capital Resources

At December 31, 2001, the Company had working capital of $1.1 million, including $6,900 in cash and cash equivalents, $608,000 in accounts receivable and $1.23 million in inventory. The Company had been building its inventory levels in anticipation of shipments of backlog and other firm contract commitments. Net cash used by operating activities for the 2001 period was $504,307 as compared to net cash provided by operations of $790,724 during the 2000 period.

Investing activities for the 2001 period included purchases of $37,573 for software and equipment. The Company does not have any material commitments for capital expenditures.

In November 2001, the Company accepted the return of equipment that it had previously sold, from a customer, as a payment against unpaid accounts receivable. The equipment, valued at approximately $153,000, will be used by the Company for system factory testing, monitoring and offsite support services.

Financing activities in the 2001 period consisted primarily of additional loans from the Company's revolving credit line and bank loan. The Company has available a revolving line of credit for up to $500,000 which is due to expire in November 2002. The line bears interest at the rate of 1% above prime and is secured by substantially all of the assets of the Company, the personal guaranty of Arthur Barchenko, and the subordination of certain loan and other amounts payable totaling $300,000. The Company also has a five-year $500,000 term loan in the amount that bears interest at the rate of 7.5% per annum.

In January 2002, the Company commenced a private placement 30 Units, each Unit consisting of 25,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and 12,500 common stock purchase Warrants, for $50,000 per Unit. To date the Company has sold 23.5 Units in the private placement for gross proceeds of $1,175,000 and anticipates selling the additional 6.5 Units before the offering is concluded

The Company anticipates that cash generated from operations, as final release dates on backlog are obtained, available borrowings under its line of credit, and the proceeds of the private placement will be sufficient to provide for its working capital needs for the next twelve months.

Part II.

Item 1. Legal Proceedings

The Company is involved in an action in Federal District court in New Jersey against four companies, alleging infringement of certain of the Company's proprietary technology and trademarks, and civil conspiracy. Two of the defendants have filed counterclaims. The cases remain in the discovery stage and no opinion can be expressed at this time as to their eventual outcome.

The Company is a defendant in a case brought in State Court in Oregon, with a claim of misappropriation of trade secrets and related claims. The plaintiff has sought a preliminary injunction. An evidentiary hearing was concluded on May 16th and 17th, 2001 and written opinion has been submitted thereon, providing for minor restrictions pertaining to the Company and a $250,000 bond imposed against the Plaintiff. The case remains in the trial stage and no opinion can be expressed at this time as to its eventual outcome.

The Company intends to defend its position vigorously and management does not believe that the final outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities

During the three months ended December 31, 2001, the Company issued 50,000 shares of common stock to a vendor as payment of $25,000 for consulting services to be rendered

During the three months ended December 31, 2001, the Company granted 85,000 options to employees and directors at exercise prices ranging from $0.25 to $.30, and which vest in periods ranging from immediately to one and one-half years. The options expire December 31, 2010. In connection with these grants, the Company recorded deferred compensation expense in the amount of $29,348 and will be amortizing this over the vesting periods.

During the three months ended December 31, 2001, the Company granted 30,000 options to an independent contractor at an exercise price of $0.80, and which vest immediately. In connection with these options, the Company recorded consulting fees of $15,000 for the three months ended December 31, 2001.

During the three months ended December 31, 2001, the Company issued 110,000 shares of common stock upon exercise of outstanding options.

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 14, 2001 and the stockholders voted as to the following: (i) to elect Arthur Barchenko, Mark Barchenko, Gene Rabois, Edward Snow, Robert F. Reiter, James J. Janis, and Natalie Barchenko as directors to serve for a term of one year or until a successor is duly elected; (ii) ratify the appointment of Demetrius & Co as auditors for the year ending June 30, 2002.

Voting results are as follows:

                                                  For      Against     Abstain
      1. Directors --

        A. Barchenko, E. Snow,  J. Janis       3,158,060       --        3,900
        G. Rabois, M. Barchenko                3,157,060       --        4,900
        N. Barchenko, R. Reiter                3,159,060       --        2,900

      2. Auditors                              4,250,000    1,700      207,791

No other matters were submitted to a vote of stockholders during the three month period ended December 31, 2001.

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

                        ELECTRONIC CONTROL SECURITY INC.


Date: February 12, 2002                         By: /s/ Arthur Barchenko

                                                Arthur Barchenko, President