Form 10QSB
period 2002-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2002-05-15
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

                                 (973) 574-8555
                            Issuer's telephone number

The number of shares outstanding of the registrant's Common Stock as of May 14, 2002 was 4,036,628.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                        ELECTRONIC CONTROL SECURITY INC.
                                      Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet*
                 March 31, 2002 and June 30, 2001                              1

         Consolidated Statement of Operations
                 For the nine and three months ended
                 March 31, 2002 and 2001                                       2

         Consolidated Statement of Cash Flows
                 For the nine months ended March 31, 2002 and 2001             3

         Notes to Consolidated Financial Statements                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

PART II. OTHER INFORMATION

Legal Proceedings                                                             10

Changes in Securities                                                         10

Defaults Upon Senior Securities                                               11

Submission of Matters to a Vote of Security Holders                           11

Other Information                                                             11

Exhibits and Reports on Form 8-K                                              11

Signatures                                                                    12

* The Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date. All other financial statements are unaudited.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                            March 31,      June 30,
                                                                               2002          2001
ASSETS                                                                    (Unaudited)     (Audited)
Current assets
      Cash and Cash Equivalents                                            $   719,455    $       927
      Marketable securities, available for sale                                 75,180             --
      Accounts receivable, net of allowance of $25,000                         663,063        274,815
      Inventories                                                            1,281,428      1,255,785
      Deferred income taxes                                                     87,000        132,000
      Other current assets                                                     144,620         61,703
                                                                           -----------    -----------
          Total current assets                                               2,970,746      1,725,230

Property, equipment and purchased software at cost
     net of accumulated depreciation of $361,690 and $320,702                  278,730        159,025
Intangible assets at cost net of
     accumulated amortization of $36,864 and $25,776                           106,402         58,653
Deferred income taxes                                                            9,000          9,000
Other assets                                                                    26,229         24,917
                                                                           -----------    -----------
                                                                           $ 3,391,107    $ 1,976,825
                                                                           ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
      Accounts payable and accrued expenses                                $   314,437    $   551,469
      Bank line of credit                                                           --        300,000
      Current maturities of long-term debt                                     105,996         18,000
      Obligations under capital leases                                          15,150         14,900
      Payroll taxes payable                                                      5,158          9,591
      Income taxes payable                                                       4,322         23,322
      Due to officers and shareholders                                          29,075         39,000
                                                                           -----------    -----------
          Total current liabilities                                            474,138        956,282

Noncurrent liabilities
      Obligations under capital leases                                          21,135         32,796
      Long-term debt                                                           360,671             --
      Due to officers and shareholders                                              --        202,679
      Deferred income taxes                                                      1,000          1,000
      Other liabilities                                                             --        104,525
                                                                           -----------    -----------
          Total liabilities                                                    856,944      1,297,282

COMMITMENTS AND CONTINGENCIES

Shareholders' equity
     Series A Convertible Preferred stock, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
          1,000,000 shares issued and outstanding                               10,000             --
      Common Stock, $.001 par value; 15,000,000 shares authorized;
          4,036,628 and 3,672,000 shares issued; 3,910,628 and 3,572,000
         shares outstanding, respectively                                        4,037          3,672
      Additional paid-in capital                                             4,006,767      1,456,100
      Accumulated deficit                                                     (842,047)      (770,229)
      Accumulated other comprehensive income                                     3,306
      Deferred compensation                                                   (637,900)            --
      Treasury stock, at cost, 100,000 shares                                  (10,000)       (10,000)
                                                                           -----------    -----------
          Total shareholders' equity                                         2,534,163        679,543
                                                                           -----------    -----------
                                                                           $ 3,391,107    $ 1,976,825
                                                                           ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                   Nine Months                 Three Months
                                                                     Ended                        Ended
                                                                    March 31,                    March 31,
                                                                2002         2001            2002          2001
                                                            (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
Revenues                                                   $ 1,888,913    $ 4,564,923    $   609,843    $ 1,031,227
Cost of revenues                                               934,439      2,268,571        352,246        661,646
                                                           -----------    -----------    -----------    -----------

          Gross profit                                         954,474      2,296,352        257,597        369,581
                                                           -----------    -----------    -----------    -----------

 Selling, general  and administrative expenses                 732,996      1,098,395        150,437        305,119
 Stock based compensation                                       69,206             --         41,568             --
                                                           -----------    -----------    -----------    -----------

          Income from operations                               152,272      1,197,957         65,592         64,462

Interest expense                                                44,191         56,268         16,233          4,622
Interest income                                                 (7,223)        (4,878)        (6,899)        (3,201)
                                                           -----------    -----------    -----------    -----------

Income before provision for income taxes                       115,304      1,146,567         56,258         63,041

Provision  for income taxes                                     44,200        434,000         25,000             --
                                                           -----------    -----------    -----------    -----------

Net income                                                      71,104        712,567         31,258         63,041

Deemed dividends on series A convertible preferred stock       142,922             --        142,922             --
                                                           -----------    -----------    -----------    -----------

Net income (loss) attributable to common stockholders$         (71,818)   $   712,567    $  (111,664)   $    63,041
                                                           ===========    ===========    ===========    ===========

Net loss per share:
     Basic                                                 $     (0.02)   $      0.20    $     (0.03)   $      0.02
                                                           ===========    ===========    ===========    ===========
     Fully diluted                                         $     (0.02)   $      0.20    $     (0.03)   $      0.02
                                                           ===========    ===========    ===========    ===========

Weighted average number of
        common shares and equivalents:
     Basic                                                   3,836,048      3,599,890      3,923,795      3,547,700
                                                           ===========    ===========    ===========    ===========
     Fully diluted                                           3,836,048      3,599,890      3,923,795      3,547,700
                                                           ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                     Nine Months
                                                                        Ended
                                                                      March 31,
                                                                  2002          2001
INCREASE (DECREASE) IN CASH                                   (Unaudited)    (Unaudited)
Cash flows from operating activities:
     Net income                                                    71,104      712,567
     Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
          Depreciation and amortization                            52,076       53,408
          Stock based compensation                                 69,206           --
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                               (542,081)     (25,778)
               Inventory                                          (25,643)    (355,674)
               Other current assets                               (82,917)      16,126
               Deferred income taxes                               45,000      434,000
               Other assets                                        (1,312)          --
               Accounts payable and accrued expenses             (237,032)      (8,192)
               Customer deposits                                       --       50,000
               Payroll taxes payable                               (4,433)     (76,330)
               Income taxes payable                               (19,000)      (9,424)
               Other liabilities                                 (104,525)     (15,223)
                                                              -----------    ---------
        Net cash provided (used)  by operating activities        (779,557)     775,480

Cash flows from investing activities:
     Investment in marketable securities                          (71,874)          --
     Acquisition of property and equipment                        (65,697)     (18,960)
     Payment for licensing fee                                         --       (8,000)
     Security deposit                                                  --       (1,582)
                                                              -----------    ---------
          Net cash used in investing activities                  (137,571)     (28,542)

Cash flows from financing activities:
     Proceeds from issuance of convertible preferred stock      1,682,244           --
     Proceeds from exercise of stock options                       28,760           --
     Procceds (payments) on bank loan and line of credit          193,999     (413,000)
     Decrease in bank overdraft                                        --     (105,284)
     Payments on long-term debt                                   (45,332)     (20,000)
     Payments on lease obligations                                (11,411)     (10,099)
     Loan officers and shareholders - net                        (212,604)     (52,612)
     Purchase of treasury stock                                        --      (10,000)
                                                              -----------    ---------
          Net cash provided (used) by  financing activities     1,635,656     (610,995)
                                                              -----------    ---------

          Net increase in cash                                    718,528      135,943

Cash at beginning of period                                           927        1,428
                                                              -----------    ---------

          Cash and Cash Equivalents at end of period          $   719,455    $ 137,371
                                                              ===========    =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                            $    44,191    $  56,268
                                                              ===========    =========
          Taxes                                               $    19,000    $   9,424
                                                              ===========    =========
Non cash investing activity
   Purchase of equipment for customers receivable balance     $   153,833
                                                              ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2001, as filed with the Securities and Exchange Commission.

Note 2 - New Accounting Developments

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

Note 3 - Net Income Per Share

In determining basic or diluted loss per share, the effects of deemed dividends related to the Company's series A convertible preferred stock is added to the net loss. The computation of basic earning per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents that arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. The Company did not have any potentially dilutive common shares during the nine and three months ended March 31, 2002 and 2001.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 3 - Net Income Per Share - continued

All references to weighted average shares outstanding and per share amounts have been restated to give retroactive effect to the stock dividend (see note 6) for all periods presented.

Note 4 - Marketable Securities, Available for Sale

The Company accounts for its investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's investments are classified as "available for sale". Accordingly, the investments are adjusted to fair value, and the resulting realized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity as other comprehensive income.

      Marketable securities consist of the following:

            Common stocks and options, at cost               $71,874
            Unrealized gain                                    3,306
                                                             -------

                     Marketable securities at fair value     $75,180
                                                             =======

Note 5 - Inventories

Inventories at March 31, 2002, and June 30, 2001 consist of the following:

                                                       March             June
                                                        2002             2001
                                                        ----             ----

Raw materials                                       $  211,408        $  270,447
Work-in-process                                        210,910           230,080
Finished goods                                         859,110           755,258
                                                    ----------        ----------

                                                    $1,281,428        $1,255,785
                                                    ==========        ==========

Note 6 - Stock Dividend

On October 11, 2001, the Company's Board of Directors voted to issue a 5% stock dividend to shareholders of record as of October 15, 2001. As a result of the stock dividend, 178,628 shares were issued.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 7 - Bank Financings

In November 2001, an existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years in monthly installments of $8,333 plus interest at the rate of 7.5% per annum

Also in November 2001, the bank arranged for a new $500,000 revolving credit line that expires in November 2002. The outstanding balances are collateralized by substantially all of the Company's assets and the personal guarantee of an officer/shareholder. In addition, a certificate of deposit totaling $300,000 is collateralized to the bank. Interest is payable monthly at 1.0% plus the prime rate.

Note 8 - Equipment Purchase

In November 2001, the Company accepted the return of equipment in payment of a customer account. The Company valued the equipment at its original cost of $153,000 and capitalized it to property and equipment. The equipment will be used by the Company for system factory testing, monitoring and offsite support services.

Note 9 - Private Placement

In January to March 2002, the Company realized gross proceeds of $2,000,000 from the private placement of 40 Units, each Unit consisting of 25,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and 12,500 common stock purchase Warrants. The Preferred Stock provides for an annual dividend of $.20 per share, payable quarterly, in cash or shares of common stock valued at $2.00 per share. Each preferred share is convertible at the option of the holder into one common share commencing 120 days after closing. The preferred shares have a liquidation preference in the amount of $2.00 per share and the Company may redeem them commencing one year from date of issuance if the common shares have traded at or above $4.00 for a period of twenty consecutive trading days. The Warrants are exercisable for a period of three years from the date of issuance at an exercise price per share of $3.00 per share and the Company may redeem them for $.05 per Warrant, once the underlying shares are registered, if the common shares have traded at or above $5.00 of for a period of twenty consecutive trading days. The Company has valued the warrants issued at $792,482 using the Black-Scholes pricing model. In connection with the private placement, the Company issued unit warrants to a placement agent to purchase up 3.75 Units identical to the Units in the offering. The unit warrants are exercisable at a price of $50,000 per unit for up to three years.

The Company will record a deemed dividend and an offsetting increase in additional paid-in capital totaling $1,008,861 to reflect the beneficial conversion price of the preferred stock as compared to the prevailing market price of the common stock. The deemed dividend is being amortized over the three month period, commencing from the date of issuance to the date the preferred stock first becomes convertible.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 10 - Subsequent Event

In April 2002, the Company agreed to acquire certain assets of Jefferson Consulting Group, LLC ("JCG"), a Virginia-based security consulting firm. The total consideration is $50,000, which will be paid $20,000 at closing and $5,000 per month for six months.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations.

The following discussion and exposition should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the private securities litigation reform act of 1995. Forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "intends," "anticipates," "believes," "estimates," "predicts," or "continue" or the negative of these terms or other comparable terminology and include, without limitation, the statements below regarding: the Company's backlog, expectations as to release dates on certain contracts, tax benefits of net operating loss carryfowards, events of September 11, and the Company's ability to secure additional funding to finance operations. Forward-looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, and include, but are not limited to, such factors, among others, the impact of new products, the Company's ability to quickly increase production capacity in the event of a dramatic increase in demand of new products, the Company's ability to continue to finance operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of international markets. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

Results of Operations

Nine Months Ended March 31, 2002 ("2002 period") Compared to Nine Months Ended March 31, 2001 ("2001 period") and Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

REVENUES. The Company reported revenues of $ 1,888,913 for the 2002 period, as compared to revenues of $ 4,564,923, for the 2001 period. Revenues for the quarter ended March 31, 2002 were $609,843, as compared to $1,031,227 for same quarter in 2001. The revenues reported in the 2001 period were largely due to shipments on a Department of Energy (DOE) project that was completed in April 2001. The decrease in sales in the 2002 period, are directly attributable to the horrific action that took place on September 11, 2001. Certain projects in the Company's backlog as well as committed orders were placed on hold due to funding restrictions effecting certain government agencies and delays in obtaining the approval of final release dates. Although September 11, had a negative impact on revenue for the 2002, the Company has experienced a sharp increase in the number of inquiries for its products and services. Third quarter fiscal 2002 proposals increased in number by 300% over the same period in fiscal 2001 and by 1,000% in dollar value. In addition, the Company's backlog of signed contracts has increased to approximately $3.5 million and contract commitments for approximately $4.5 million which it expects to be released and shipped over the next fifteen months.

GROSS MARGINS. Gross margins in the 2002 period were 50.53% of revenues as compared to 50.30% of revenues in the 2001 period. Gross margins for the three months ended March 31, 2002 were 42.24% of revenues as compared to 35.84% of revenues in the comparable 2001 quarter. The increase is primarily due to the sale of higher gross margin products in the period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling general and administrative expenses decreased in the 2002 period to $732,996, as compared to $1,098,395 in the 2001 period. The quarter ended March 31, 2002 also decreased to $150,437, as compared to $305,119, for the comparable 2001 quarter. The decreases in 2002 are primarily the result of lower sales commissions related to the sales volume and lower legal fees in as a result of the Company's settlement of its lawsuit. In addition, the Company settled approximately $100,000 of old accounts payable for $44,000 in the quarter ended March 31, 2002.

STOCK BASED COMPENSATION. Stock based compensation was $69,206 in the 2002 period and $41,568 for the quarter ended March 31, 2002. The Company had no stock based compensation in the prior year. In the 2002 period, the Company issued stock and stock options to various consultants valued at approximately $700,000. This amount is being amortized over the related service periods.

INTEREST EXPENSE. Interest expense in the 2002 period was $44,191, As compared to $56,268 for the comparable period in 2001. The decrease was attributable to lower interest rates in the 2002 period.

INCOME TAXES. The provision for income taxes does not result in any income taxes currently payable, since tax expense is fully offset by the benefit of net operating loss carryforwards.

NET INCOME (LOSS). The Company reported net loss attributable to common stockholders for the 2002 period of $(71,818), or $(.02) per share on both a basic and diluted basis, as compared to net income attributable to common stockholders of $712,567, or $.20 per share on both a basic and diluted basis for the 2001 period. The net loss attributable to common stockholders for the quarter ended March 31, 2002 was $(111,664), or $(.03) per share on both a basic and diluted basis, as compared to net income attributable to common stockholders of $63,041, or $.02 per share on a basic and diluted basis for the comparable 2001 quarter. The 2002 period and the quarter ended March 31, 2002 contained amortization of the deemed dividend on series A convertible preferred stock and an offsetting increase in additional paid-in capital of $142,922 to reflect the beneficial conversion price of preferred stock issued in the period as compared to the prevailing market value of the common stock. The Company reported net income for the 2002 period of $71,104, as compared to net income of $712,567 for the 2001 period. Net income for the quarter ended March 31, 2002 was $31,258 as compared to a net income of $63,041.

Liquidity and Capital Resources

At March 31, 2002, the Company had working capital of $2.5 million compared to $768,948, at June 30, 2001. In addition, the Company had $794,635 of cash, cash equivalents and marketable securities as compared $927 at June 30, 2001. This improved working capital position resulted primarily from the private placement of preferred stock in January to March 2002 that raised $1,682,244 in net cash proceeds

Net cash used by operating activities for the 2002 period was $779,557 as compared to net cash provided by operations of $775,480 during the 2001 period.

Investing activities for the 2002 period included purchases of $65,697 for software and equipment. The Company does not have any material commitments for capital expenditures. In November 2001, the Company accepted the return of equipment that it had previously sold, from a customer, as a payment against unpaid accounts receivable. The equipment, valued at approximately $153,000, will be used by the Company for system factory testing, monitoring and offsite support services.

Financing activities in the 2002 period included raising net proceeds from the private placement of preferred stock totaling $1,682,244, proceeds from the exercise of warrants and options totaling $28,760, proceeds from additional bank loans of $193,999, and repayment of the various debt obligations, including loans from officers totaling $269,347 The Company has available a revolving line of credit for up to $500,000 which is due to expire in November 2002. The line bears interest at the rate of 1% above prime and is secured by substantially all of the assets of the Company and the personal guaranty of Arthur Barchenko. In addition, the Company has a five-year $500,000 term loan in the amount that bears interest at the rate of 7.5% per annum.

The Company anticipates that cash on hand together with cash generated from operations, as final release dates on backlog are obtained and available borrowings under its line of credit will be sufficient to provide for its working capital needs for the next twelve months.

Part II.

Item 1. Legal Proceedings

      Not Applicable

Item 2. Changes in Securities

      During the three months ended March 31, 2002, the Company offered and issued 25,000 shares of common stock and 15,000 warrants at an exercise price of $2.70 to a vendor as payment of $30,000 for consulting services to be rendered

      During the three months ended March 31, 2002, the Company granted 100,000 options, each to Arthur Barchenko and Natalie Barchenko at an exercise price of $2. The options expire December 31, 2010.

      During the three months ended March 31, 2002, the Company granted 50,000 options to consultants at an exercise price of $2.70, and which vest immediately. In connection with these grants, the Company recorded deferred compensation expense in the amount of $50,000 and will be amortizing this over one year.

      During the three months ended March 31, 2002, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock and 500,000 common stock purchase Warrants in a private placement for gross proceeds of $2,000,000. The Preferred Stock provide for an annual dividend of $.20 per share, payable quarterly, in cash or shares of common stock valued at #2.00 per share. Each preferred share is convertible at the option of the holder into one common share commencing 120 days after closing. The preferred shares have a liquidation preference in the amount of $2.00 per share and the Company may redeem them commencing one year from date of issuance if the common shares have traded at or above $4.00 for a period of twenty consecutive trading days. The Warrants are exercisable for a period of three years from the date of issuance at an exercise price per share of $3.00 per share and the Company may redeem them for $.05 per Warrant. In connecting with the private placement, the Company issued unit warrants to a placement agent to purchase up 3.75 Units identical to the Units in the offering. The unit warrants are exercisable at a price of $50,000 per unit for up to three years.

      During the three months ended March 31, 2002, the Company granted 350,000 three-year warrants to a consultant pursuant to a twenty-four month consulting agreement. Of the 350,000 warrants, 175,000 have an exercise price of $1.00 and 175,000 at $1.50. The warrants vest immediately. In connection with these grants, the Company recorded deferred compensation expense of approximately $550,000 and will be amortizing this over the service period.

      During the three months ended March 32, 2001, the Company issued 1,000 shares of common stock upon exercise of outstanding options.

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

                                         ELECTRONIC CONTROL SECURITY INC.


Date: May 15, 2002                       By: /s/ Arthur Barchenko

                                         Arthur Barchenko, President