Form 10KSB
period 2001-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2002-09-30
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     For the fiscal year ended June 30, 2001

|_| TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number: 0-30810

                        ELECTRONIC CONTROL SECURITY INC.
                 (Name of small business issuer in its charter)

               New Jersey                                      22-2138196
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

790 Bloomfield Avenue, Clifton, New Jersey                       07012
(Address of principal executive offices)                       (Zip code)

Issuer's telephone number, including area code: (936) 788-8220

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

          15,000,000 shares of Common Stock, par value $0.001 per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $2,304,013

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $1,190,048 as of September 27, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,034,128 as of September 25, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

      We provide technology based security solutions and consulting services for medium to large government and commercial facilities worldwide. We:

      o prepare threat and vulnerability studies to ascertain a clients' security requirements;

      o     devise solutions to satisfy these security requirements;

      o engineer and design the equipment and systems required to achieve a security solution;

      o manufacture and assemble each system within the context of an integrated security program;

      o provide technology support and integrated systems platforms to security systems integrators;

      o     manage the construction and implementation of the security system;
            and

      o train our clients' personnel to use and maintain the security systems we market.

      We believe that we are one of the few true comprehensive security solution providers in the industry. In our view, the most critical aspects of designing a comprehensive security program is to ascertain the security challenges confronting a client and applying the proper technology and equipment to address the security threat. We seamlessly coordinate our risk management and analysis expertise with our extensive design and engineering skills to develop, manufacture and supervise the installation of systems and components that create a normal yet secure environment for employees, visitors and service personnel. Our security programs incorporate various systems from our portfolio of proprietary technologies and equipment. We select systems that we have designed to meet conventional security requirements facing clients or, as necessary, design, develop and manufacture systems customized for clients' specific needs. We provide a range of programs and systems that include turn-key security solutions or individual systems. When we are engaged to provide a comprehensive turnkey security program, we retain subcontractors to install our systems and products under the supervision of our project managers. When we provide products and services as a subcontractor to a systems integrator, dealer/installer, engineer or other entity that is implementing a security project, we may use their employees or contractors to complete our portion of the job under the direction of one of our project managers. Our project managers train ECSI's clients with respect to the use of our systems.

      The preponderance of companies designated as integrated security systems providers are essentially security systems architects. These entities examine a client's security needs and then select products from an existing array of security product offerings developed and manufactured by third parties to create a security system. They then integrate the security systems they have designed into the master blueprint of a site or structure. These entities are constrained by and limited to the product offerings of others. They do not have the capacity to engineer or design technologies, nor do they manufacture equipment; rather, they recommend and apply technologies to meet a specific threat. In some cases, they rely on security systems manufacturers to select the proper equipment for a given project.

      We differentiate ourselves from security systems integrators and others in the industry on the basis of our ability to assist the integrator, analyze a security risk and help develop security solutions specifically tailored to mitigate that risk, including designing, engineering and manufacturing the individual technologies comprising a fully integrated security system. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver the integrated platform of design, engineering services and fully integrated security systems that support them in the completion of a project.

      During 2000, we achieved ISO 9001 certification. ISO 9001 certification is an internationally accepted standard of design and manufacturing quality control. The certification signifies to clients that our products are of the highest quality and allows clients to purchase our products with confidence that they will perform as advertised. On April 30, 2002, we successfully completed a second ISO 9001 surveillance audit.

Security Industry Overview.

      The Security Institute of America estimates that the worldwide market for security products and services exceeds $100 billion annually. The industry encompasses a wide ranging, highly fragmented group of product and service providers which includes entities that market comprehensive security systems and offer security consulting services, dealers/installers, small single product companies, equipment manufacturers, consultants and systems integrators.

      We believe that the security industry has experienced significant growth over the last decade, both in terms of the total dollar amount generated from sales and the number of entrants offering security related products, and continues to grow rapidly because:

      o Western nations have been the target of high profile terrorist attacks over the last several years that have squarely focused attention on security issues and threat mitigation.

      o Newer, more effective and efficient security equipment incorporating advancements in security technology is replacing obsolete equipment.

      o The proliferation of computers and advanced communications systems has created a new and growing need for information technology security to prevent the misuse of proprietary information and other intellectual property.

      o Private industry is operating in high risk and remote environments and geographic locations.

Products and Services.

      The services and technologies required to create a secure environment must address the gamut of security concerns that challenge public and commercial institutions, including the protection of:

      o     life;

      o tangible assets, such as buildings, vessels and personal possessions;

      o intangible assets, such as intellectual property, sensitive research and other confidential information; and

      o     electronic data and information technology.

      Systems and Technologies

      Integrated security systems are comprised of one or more subsystems and components that perform a variety of security functions for a facility or group of facilities under the direction of a single command center and communications network. We offer both integrated, turn-key security programs that incorporate any or all of our systems and stand-alone systems that comprise an individual component of a security program.

      The integrated security systems we market encompass:

o Computer Based Command, Control and Communications Networks. The Command Network is the heart of any security system. Our comprehensive PC based command center and communications networks consist of a central processor, a common database and software that link various subsystems and components, allows them to communicate with each other and integrate the subsystems and components into a single system. Our communications networks operate in real time and employ on-line dual redundant back-ups. Our systems are expandable and modular, can be operated by the user's own computer personnel and can transmit voice, video and alarm data on a single fiber optic, copper or twisted pair wire. These systems can be configured to operate on an Ethernet network (a connection protocol for local area computer networks), dedicated telephone lines, by radio frequency communications and satellite communication links. The subsystems that comprise an integrated security system are described below.

o Facial Recognition Systems. We offer facial recognition systems, a biometric technology that identifies humans by the unique characteristics of their faces. These systems can be used by both identification and verification systems for face comparisons made in real-time. Identification involves a one-to-many comparison of an individual's face against all faces in a database in order to determine identity; and verification is characterized as a one-to-one match of an individual's face to his or her stored image for the purpose of confirming identity. Our face-recognition technology is capable of both rapid and accurate real-time acquisition as well as its scalability to databases containing millions of faces. This technology can be utilized for virtually any application that requires identification or verification of an individual, including law enforcement, at airports and other large public gathering places, and site and building entry.

o Infrared Intrusion Detection System. We offer fixed location and rapid deployable infrared perimeter intrusion detection systems that consist of pulsed infrared sensors that detect an intruder passing through the system's electronic pulsed infrared beams and automatically transmit an alarm signal to the control center as to the exact zone of intrusion. These systems are self diagnostic, in that they can differentiate environmental conditions (snow, fog, leaves or small animals) from intruders. The rapid deployment system employs a self-contained power source and requires no interconnecting wiring and can be used for immediate protection of field sites.

o Fiber Optic Intrusion Detection System. We market a fiber optic sensor cable which can be attached to any barrier, including a fence, wall or roof line, buried in the ground or used beneath carpeting, above drop ceilings, imbedded in walls, or on any fixed surface. The expanded alarm discrimination and sensitivity control features of this system allows a user to fine tune the system and set the desired probability of detection (i.e., sensitivity to certain conditions or intrusions) thereby fully optimizing a sensor to its environment. This feature minimizes nuisance alarms. The fiber optic sensors used in the system are immune to most external electronic impulses such as radio frequency emissions, static electricity (including lightning), and moisture and ambient temperature variations. Fiber optic detection systems can be equipped with audio "listen-in" capability from each fiber optic sensor to permit quick assessment of alarm conditions.

o Video Motion Detection Systems and Video Assessment Systems. As an adjunct to our fiber optic detection and infrared perimeter intrusion detection systems, we offer video surveillance equipment to ascertain the nature of, and monitor, the announced threat. The sole purpose of a perimeter detection system is to reliably sense an intrusion into a prescribed physical area. The video aspect of the system allows the operator to make a visual corroboration of the breach, to determine whether the breach constitutes a threat requiring a response, or whether the alarm represents something less (e.g., a deer), and the extent of the threat (e.g., one man or ten men). Our video motion detection systems are designed and constructed for both indoor and outdoor intrusion detection by using closed circuit television ("CCTV") cameras, digital processing and fiber optic links.

o Electronic Surveillance System. This system detects intruders before they reach the perimeter of a secured zone. The system creates a 15-to 20-meter detection and verification band outside and parallel to a secured perimeter. This system can be used for border control, military bases, power stations, oil and gas storage facilities, nuclear power plants, industrial sites, prisons and airports or other situations with high-level security demands.

o Architectural Security Lighting Systems. A significant component of any security system includes proper and effective lighting of the area to be protected. As a complement to our security systems, we offer lighting systems which can enhance a facility's security by illuminating areas which otherwise may be subject to infiltration because of darkness or remote location at some distance away from a facility's main security center. Our lighting systems can be designed for interior and exterior use and can be integrated directly into the security system, for example, by mounting infrared perimeter detection system sensors into custom lighting bollards.

o Computer Intrusion Detection Equipment. We offer an information technology security system designed to protect computer local area networks (a series of linked computers which we refer to as a "LAN") from illegal external access via the Internet or persons seeking to splice into the LAN's hard wiring. The system identifies an unauthorized access to a LAN and annunciates the intrusion. Any unauthorized access to the LAN will alert the user to shut down the network, thereby denying the intruder access to sensitive or confidential information. A graphical map details the location of the alarm and other pertinent information relating to the intrusion.

o Asset and Personal Protection Systems. We market (i) systems designed to protect vehicles and vessels by installing or affixing a small global positioning system device which tracks the position of the asset anywhere in the world in real time, (ii) a radio frequency unit which can be affixed to an asset such as a computer or other valuable piece of property and transmits a unique electronic signature to the owner's computer which identifies the property which is automatically activated if the property is moved or tampered with, and (iii) a line of personal alarm systems which permit individuals to signal for assistance instantly and which identifies and locates the person in seconds.

o Access control systems: The access control systems we offer are designed to exclude unauthorized personnel from specified areas and provide access control that is typically card-activated. Entry and exit activity can be monitored or recorded and may be controlled on the basis of time and authority level. Many companies manufacture these systems and we purchase them from these entities based upon our client's requirements.

            In order to provide our clients with the highest quality and most advanced systems, we incorporate into our security systems technologies and products developed or owned by other entities. We frequently enter into technology transfer agreements covering the technologies or products to be used so that we can design and execute the best possible security program for a client within the confines of their security budget. Our products incorporate state of the art components that can be configured to develop flexible systems tailored specifically to meet the needs of risk mitigation in high threat environments.

            We believe that the products we offer are qualitatively comparable to or more effective than those offered by our competitors because our products:

o    provide low nuisance and false alarm rates;

o    are reliable in virtually any environmental conditions;

o    in many cases, can be user specified and adapted to their environment; and

o    are subject to low installation and maintenance costs.

            We believe that we have built a reputation as a leading edge provider of high technology security solutions and services. Our view is shared and supported by the many international public sector and commercial clients that engage our services and purchase our products on a continuing basis.

            Consulting Services

            The consulting services we provide are an integral component of the security solutions we devise and offer to our clients. Effective and efficient use of technology can be achieved only if the technology is used intelligently. In our many years in the security industry, the members of our management and sales teams have accumulated the experience necessary to allow us to:

      o conduct a risk assessment and vulnerability study to ascertain a client's security requirements to develop a comprehensive risk management and mitigation program;

      o     design comprehensive turn-key security solutions to customers;

      o     select the most capable products for a particular job;

      o     implement the security system blueprint; and

      o train our clients as to how to most effectively use and maintain that system.

            Our consulting and advisory services generally represent the first step in the development of a security program. Once we complete a risk management analysis and have examined the threats that challenge a client, we can design, develop and implement an integrated security program or to add new systems to enhance a client's existing program. We combine our various consulting services with our proprietary products to provide comprehensive turn-key security programs to customers.

            Our team of security advisors combines expertise in the design, integration, installation, and testing of state-of-the-art intrusion detection and assessment systems. We possess unmatched experience in security systems requirements assessments, "adversary perspective" penetration analysis, use of Department of Energy and military-developed threat modeling systems, and interactive, integrated systems performance testing of total protection strategies. The testing involves not only systems, but the human operators who must assess intrusions and generate responses, and the security forces that must successfully interrupt adversary actions and prevent theft or sabotage. Our security advisors are technically accomplished and fully familiar with the latest trends in planning, programming, and designing systems utilizing standard peripheral components, mini/micro architecture, "user friendly" software/firmware selection and application. Many of our security advisors have the government highest security clearances.

            The result for the customer is an integrated, interactive process by which our vulnerability/threat/penetration analysts can examine existing and/or candidate systems, and determine levels of risk then consult with our systems design experts to determine systems configurations and human operation requirements that will provide the most cost-effective options for mitigating the risk.

            We work closely with the architect, engineer, system integrators, construction manager, and owner of a site in the development and design of security monitoring and control systems that will afford a normative but secure environment for management, staff, and visitors. Our design experts have unequalled knowledge of the various technologies (both mature and emerging) being applied to security challenges, both in the U.S. and around the world, because they have been, and continue to be, intimately involved in developing "turnkey" security systems for the U.S. government facilities including the Department of Defense, Department of Energy, Nuclear Regulatory Commission and licensed utilities, and State Department-approved foreign government facilities (such as the new international airport in South Korea). Our staff also has provided airport security assessment assistance in the U.S. and overseas, applying its signature "adversary perspective" to achieve meaningful analysis/testing results.

      Our consulting services comprise:

      o risk assessment, including threat, vulnerability and criticality analysis;

      o     design and engineering support services.

            Risk Assessment, Threat, Vulnerability and Criticality Analysis Consulting Services.

            We believe that timely preparedness against potential threats is an essential component of any security program. We assist organizations in preparing for potential threats by identifying, assessing, and quantifying the risks they face. The risk management analysis we offer encompasses three elements:

      o Threat Assessment which identifies and evaluates threats based on various factors, including capability and intentions as well as the potential harm a threat poses.

      o Vulnerability Assessment which identifies weaknesses that may be exploited by potential interlopers and suggests options to eliminate or mitigate those weaknesses.

      o Criticality (importance) Assessment which identifies and evaluates an organization's assets based on the importance of its mission or function, the group of people at risk, or the significance of a structure. Criticality assessments are important because they provide a basis for prioritizing which assets and structures require higher or special protection from a threat.

            In October 2001, the General Accounting Office, the investigative arm of Congress, has suggested that the federal government, as well as state and local governments and private entities adopt this risk management approach to enhance preparedness against potential security threats.

            The depth of our experience and quality of our personnel allow us to undertake detailed risk management analyses of our clients' operations to determine realistic threats, develop effective responses and programs necessary to address and mitigate the range of threats, and to implement the appropriate solutions.

            Security System Design Services.

            Our design and engineering services comprise the evaluation, design and specification of security systems and components that meet a client's operating and budgetary requirements. Typically, we provide these services within the context of a comprehensive security evaluation and implementation program in conjunction with risk management analysis. However, we also may be asked to evaluate and design a single element of a security system, such as a facial recognition system, fiber optic detection system or closed circuit television system.

            The design of a multi-function or single element security system comprises numerous steps, including:

      o ascertaining a client's security risks to determine the risks and potential threats against life and assets that challenge the client by surveying the client's premises, including its real property and physical structures, its computer and electronics systems, and its personnel;

      o considering future security requirements based upon the client's business plan; and

      o selecting technologies and systems to mitigate the risks and threats which may be encountered.

            After we have completed this analysis our staff designs a functional, efficient and effective security program that achieves the client's security requirements within its mandated budget. We draft detailed plans outlining the security program that can incorporate all of the components of the proposed security system, including all of the products we offer. When requested, we can select the most desirable components meeting the design specifications and provide clients with cost estimates and implementation schedules covering the entire undertaking. We supervise the installation of our products by subcontractors and worldwide through our network of independent dealer/sales representatives, many of which also install our products and systems.

Product Design.

            We design and develop new products based upon market requirements. We research and assess threat and vulnerability issues at selected facilities within our target markets and we design and engineer our products in-house, with outside consultants as necessary, and in conjunction with joint venture partners to meet the needs of clients within the target markets based upon the results of such research. We investigate new and emerging technologies that have application in the security industry and seek to license these technologies which we then incorporate into our products.

Markets for Our Products.

      We have identified a number of markets for our products and have developed marketing programs to access those markets. Generally, private industry and public and government facilities possessing sensitive information, valuable assets or which otherwise may be subject to terrorist threats by virtue of the nature of their business have recognized the need to implement security measures to protect personnel and property. In many instances, laws have been enacted and judicial mandates have been handed down decreeing compliance with some minimum-security standards, airport security is a prime example. We target these entities as well as entities to which we can demonstrate the need for security measures.

      The following represent the primary markets which we target:

      o the United States Government and its agencies and departments, including the Department of Defense and the Department of Energy;

      o large industrial facilities, including pharmaceutical companies, and major office complexes;

      o energy facilities, including nuclear plants, power utilities and petrochemical pipelines;

      o     commercial airports and seaports;

      o     campus security; and

      o     foreign/export opportunities.

      The United States Government and many of its agencies and departments represent a significant market for our products and have been a major customer in the past. U.S. Government and agencies which have purchased our products in the past and to which we currently actively market our products include:

      o The United States Department of Defense and a number of its subdivisions have been using our products for force and asset protection at numerous military bases and air force installations around the world. Certain of our products have been certified and included as part of the government's tested and approved technologies.

      o The United States Department of Energy, in connection with the clean-up and operation of military bases and government-owned nuclear processing facilities, offer an expansive and varied market for our products. We presently are involved with the supply and support services at 9 sites on an ongoing basis.

      o The Department of Transportation, including airports, trucking and distribution centers and marine terminals, are current target marketing objectives and our products and systems directly apply to the security needs of this multibillion market opportunity.

            We have an open-ended contract with the General Services Administration (GSA) through July 31, 2004 that allows the US government to purchase materials and services from us without having to go through a full competition.

            We also target corresponding State governments and agencies fulfilling the roles described above.

            Large Industrial Facilities and Major Office Complexes. These types of facilities, such as pharmaceutical companies, frequently house sensitive data and are the primary locations where research and product development occur. Generally, the management of the multinational corporations which own these facilities are acutely aware of security requirements to protect valuable property and data. Facilities such as these are likely to acquire integrated security packages to create a "smart building." The technologies required to create a smart building in today's environment must address life safety, power, lighting, information technology protection and other security systems to create a normal yet secure environment for employees, visitors and service personnel. We possess the expertise necessary to devise and implement integrated security platforms that satisfy these requirements.

            Energy Facilities, including Nuclear Plants, Power Utilities and Petrochemical Pipelines. Nuclear and utility power stations which house sensitive information and dangerous materials represent a large and lucrative market for our products. These entities are critical to the normal function of society and must be protected at all costs. Petrochemical, natural gas and pipeline companies, many of which operate in high risk and remote environments and geographic locations, invest huge sums in the assets necessary to operate those businesses and adopt appropriate measures to protect these investments through the acquisition of security equipment and systems.

            Commercial Airports and Seaports. Transportation infrastructure security has been at the forefront of security consciousness for many years. These risks, particularly as they apply to commercial airports, have been heightened in view of the events of the last several months and the Federal government has appropriated significant funds for the acquisition and installation of new, high technology security systems at these facilities. There are approximately 1,200 facilities in the United States which the Federal Aviation Agency has identified and mandated for security systems upgrades to be completed over the next several years and we will bid for the provision of products and services to these sites.

            Foreign/Export Opportunities. Government operations and private industries in foreign countries are all subject to the same security issues that challenge similar entities in they United States. We, along with our strategic teaming partners and international dealer/sales representatives, continue to seek to penetrate these markets. During 2001 and 2002, we generated approximately 10% and 26%, respectively, of our revenues from projects performed outside the United States. We believe that the foreign market for our products is as strong or stronger than in the United States and we intend to continue to pursue vigorously opportunities abroad.

Marketing.

            We have developed a multi-tiered marketing plan which allows us to effectively market our products to each of the separate government and industry segments we have identified as target markets both in the United States and internationally. Our marketing strategy highlights products strengths as they apply to that particular industry.

            The primary goals of our marketing strategy are to:

      o     deepen the penetration of existing markets;

      o broaden the base of potential clients to which we can market our products, and

      o     demonstrate the efficacy of our products.

            To that end, we have entered into strategic partnerships, teaming, representative and joint venture relationships with major corporations in each of the industries which comprise our target markets. These entities generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords the Company and our products added credibility. These entities frequently subcontract our services and purchase our products for use in connection with larger projects they are performing for their clients. In September 2002, we entered into an agreement with a security industry dealer-installer network that has over 200 members located throughout the United States.

            Members of our management team have many years of experience in the security industry. Each member of the management team is assigned an industry area and makes direct contact with, and sales proposals to, government and commercial organizations in that area. We attempt to cultivate and maintain relationships and contacts with employees of each of the major government agencies encompassing our target markets. In addition, we rely on our teaming and strategic partners for introductions to appropriate personnel at these agencies.

            We generate a significant portion of our international business through our network of independent dealer/sales representatives. We have entered into agreements with 18 entities that allow us to maintain a presence in twenty five countries worldwide. Our agreements generally extend for a period of two years and provide the dealer/installer with discounts from current product prices as an incentive to market our products in their geographic area. We rely on our dealer/installer base to represent us and our product line throughout the world and to apprise us of potential projects which can incorporate our products. In addition, we rely on our dealers/installers to introduce our company and our products to key government and private enterprise personnel in their respective geographic regions.

            We also market directly to providers of integrated security systems, security systems dealers/installers, engineers and other entities that may be engaged to implement a security system in behalf of a client.

            We also attend the major trade shows for each industry and advertise in relevant industry publications.

Growth Strategy.

            In order to achieve a sustainable and continuous growth rate, we believe that we must devote additional resources to marketing and product development. Specifically, we intend to:

o Add one person to our marketing and sales team. We will seek to add one person to our marketing team who has extensive sales and marketing experience in the middle Atlantic states. We believe that additional sales and marketing personnel will allow us to access additional markets and develop the focused marketing efforts required to develop business in our target markets.

o Expand our base of dealers/installers worldwide. We believe that an effective and cost efficient means of increasing sales is to expand our base of independent dealers/sales representatives worldwide. These entities serve as our local agents to market products and provide customer support. Furthermore, these entities are familiar with local laws and frequently have local contacts in government and business at decision-making levels. We will seek to expand our international base of dealers/sales representatives by advertising in trade publications, though our Company web site and through international customer referrals.

o Design and develop new systems. We will continue to develop new security systems to expand our portfolio of proprietary products. This will allow us to open up new markets, continue our position as a leading edge provider of technology based security equipment and increase interest in the Company, all of which could increase sales volume.

o License new and emerging technologies. We will continue to identify, analyze and acquire new and emerging technologies that may have application in the security industry. We will seek to acquire technologies that will allow us to enhance our existing systems and develop new products.

o Upgrade existing products. We will continue to upgrade our existing products to take advantage of technological advancements so that they remain state-of-the-art.

o Purchase laboratory and testing equipment. We will seek to purchase certain laboratory and testing equipment which will allow us to enhance and maintain product quality standards and support our extended warranty program.

Clients.

            We provide our products and services to customers through direct sales to end-users and through subcontracting agreements. During the past five years we have provided products to approximately 40 clients on over 200 projects.

Competition.

            As the public and private sectors become increasingly concerned with security issues, the security and anti-terrorism industry has experienced substantial growth. Competition is intense among a fragmented and wide ranging group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting firms and engineering and design firms and others that provide individual elements of a system. Many of our current and potential competitors have significantly greater name recognition and financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than we can. Because of growth in the marketplace, we anticipate increased competition from other sources, ranging from emerging to established companies. We believe that the principal factors affecting competition in the industry include applied technology, product performance, price and customer service. We cannot assure that we will be able to compete successfully in the future against existing or potential competitors.

      We believe that we are able to sustain our competitive position in the industry because:

      o our principal officers, security analysts, design personnel and sales persons have over 160 years of combined experience in the security industry;

      o     our products address a wide range of security requirements;

      o our products are among the most technologically advanced, highest quality available;

      o our products are flexible in that many of our products can be configured and customized to meet a client's specific needs and can be integrated with each other and with and into existing security systems;

      o our products are reliable, and are relatively easy and inexpensive to install and maintain;

      o we have been successful in teaming with large multinational companies which market and incorporate our products in their product offerings, thereby contributing to the credibility and efficacy of our products.

Backlog.

            Our backlog consists of written purchase orders, contract commitments we have received for product deliveries and engineering services. All of these orders and contracts are subject to cancellation at any time. As of June 30, 2002, our backlog was approximately $7 million, consisting of signed contracts of $3.5 and contract commitments of $3.5 million. We presently expect to fill these orders within the next 12 months, although there can be no assurance that we will complete any or all of the orders comprising our backlog within the anticipated time frame, or at all.

Manufacturing.

            We conduct our manufacturing operations at our facilities in New Jersey and Alabama. These activities consist of procurement of materials, product assembly and component integration, product assurance, quality control and final testing. We believe that our manufacturing facilities are adequate to meet demand for our products for the foreseeable future. Should demand warrant, we can add manufacturing equipment and personnel as required to fill orders for product without undue delay.

Sources and Availability of Raw Materials.

            We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices. We purchase the individual components comprising our products from third party suppliers, or subcontract to third parties the manufacture of specific subsystems necessary for a particular product. We are not dependent on any major suppliers for the components of our products and we believe, should it become necessary in the event of any disruption in supply or discontinuation of production by any of our present suppliers, that all of the components used in our products are available from numerous sources at competitive prices. Various aspects of the software programming required in connection with our computer products are designed and written by in-house personnel or are subcontracted to third parties.

            We have not entered into any long-term contracts for the purchase of components but rather rely on rolling forecasts to determine the number of units we will sell and the components required therefore. To date, we have been able to obtain supplies of these components and we believe that adequate quantities are available to meet our needs.

Intellectual Property and Other Proprietary Rights.

            Proprietary protection for our technological know-how, products and product candidates is important to our business. Currently we rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We also rely on a combination of trade secret protection and non-disclosure agreements to establish and protect our proprietary rights.

            Our success is dependent to a great extent on our proprietary knowledge, innovative skills, technical expertise and marketing ability. Our present intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position.

            We have obtained trademarks in the United States for the terms "FOIDs(R)" (Fiber Optic Intrusion Detection System), "IPID(R)" (Infrared Perimeter Intrusion Detection System), and "RDIDS(R)" (Rapid Deployment Infrared Detection System).

            We require all employees, consultants and contractors to execute non-disclosure agreements as a condition of employment or engagement by us. We cannot be certain, however, that we can limit unauthorized or wrongful disclosures of unpatented trade secret information.

            Although we continue to implement protective measures and intend to defend our proprietary rights, policing unauthorized use of our technology or products is difficult and we cannot be certain that these measures will be successful.

Product Warranty.

            We offer warranties on all our products, including parts and labor. IPID(R) sensors and related equipment, such as mounting brackets, poles and termination boxes are warranted for ten (10) years, under normal use, against defects in workmanship and material from date of purchase. All other components are warranted for one (1) year from date of purchase. FOIDS(R) systems are warranted for a ten (10) year period. For the years ended June 30, 2002 and 2001, net expenses attributable to warranties were not material.

Technology Licensing Arrangements.

            As we endeavor to design and manufacture the most effective and efficient technology based security solutions, we review and investigate new and emerging technologies that have application in the security industry. We frequently seek to incorporate these technologies into our systems. We are party to agreements to use certain technologies including licenses with Lucent Technologies, Mason Hanger National, Inc.. Rafael Armament Development Authority, LUA Technologies/Viisage and Hyperdyne, Inc.

Employees.

            As of September 26 2002, we employed twenty six (26) individuals on a full-time basis including five (5) design and engineering staff, nine (9) manufacturing and assembly employees, four (4) marketing employees and eight (8) administrative employees. A number of the employees serve in multiple capacities, for example, Arthur Barchenko serves as our President but also is an integral member of the Company's marketing team and our manufacturing staff may oversee site installation of the products which they are responsible for manufacturing.

            We have relationships with nine (9) independent sales representative organizations covering specific regions in the U.S.A., Central America, the Middle East, and Southeast Asia.

            None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

Risk Factors

            The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

Risks of doing business in foreign countries.

            During the years ended June 30, 2002 and 2001, we generated approximately 26% and 10%, respectively, of our business from projects which were performed outside the United States. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including:

      o unexpected changes in, or impositions of, legislative or regulatory requirements;

      o potential hostilities and changes in diplomatic and trade relationships; and

      o     political instability.

            One or more of such factors could materially impact our business and results of operations could suffer.

We depend on our relationships with strategic partners as a source of business and our business and results of operations could suffer if these relationships are terminated.

            We have entered into strategic partnerships or teaming arrangements with several large multinational corporations that promote our products and services and incorporate our products into their projects. In the event that we are unable to maintain these strategic relationships for any reason, our business, operating results and financial condition could be materially adversely affected.

We compete against entities that have significantly greater name recognition and resources than we do, that may be able to respond to changes in customer requirements more quickly than we can and that are able to allocate greater resources to the marketing of their products.

            The security industry is highly competitive and has become more so over the last several years as security issues and concerns have become a primary consideration at both government and private facilities worldwide. Competition is intense among a wide ranging and fragmented group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting firms and engineering and design firms and others that provide individual elements of a system, some of which are larger than us and possess significantly greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products that meet customer requirements or are otherwise superior to our products and may be able to more effectively market their products than we can because of the financial and personnel resources they possess. We can not assure investors that we will be able to distinguish our self in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially and adversely affected.

We are dependent on third party suppliers for principal components used in our products, and disruptions in supply or significant increases in component costs could materially harm our business.

            We rely on third parties to supply several key components utilized in the manufacture of our products. Our reliance on suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. Although to date, we have not experienced any disruption in supplies of components, we can not assure you that there will not be a disruption of our supplies in the future. Disruption or termination of the supply of these components could delay shipments of products and could have a material adverse affect on our business, operating results and financial condition.

All of our orders and contracts may be cancelled so there is a risk that our backlog may not be fulfilled.

            All of our orders and contracts are subject to cancellation by our customers at any time so we cannot be certain that our backlog will be fulfilled.

Because our sales tend to be concentrated among a small number of customers, our operating results may be subject to substantial fluctuations. Accordingly, our revenues and operating results for any particular quarter may not be indicative of our performance in future quarters, making it difficult for investors to evaluate our future prospects based on the results of any one quarter.

            Given the nature of our customers and products, we receive relatively large orders for products from a relatively small number of customers. Consequently, a single order from one customer may represent a substantial portion of our sales in any one period and significant orders by any customer during one period may not be followed by further orders from the same customer in subsequent periods. Our sales and operating results are subject to very substantial periodic variations. Since quarterly performance is likely to vary significantly, our results of operations for any quarter are not necessarily indicative of the results that we might achieve for any subsequent period. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful.

We rely on rolling forecasts when ordering components and materials from which we manufactures products which could cause us to overestimate or underestimate our actual requirements. This could cause an increase in our costs or prevent us from meeting customer demand.

            We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, our component requirement forecasts may not be accurate. If management overestimates our component requirements, we may have excess inventory, which would increase our costs. If management underestimates component requirements, we may have inadequate inventory, which could interrupt manufacturing and delay delivery of products to customers. Any of these occurrences would negatively impact our business and results of operations.

Our product offerings involve a lengthy sales cycle and management may not anticipate sales levels appropriately, which could impair profitability.

            Our products and services are designed for medium to large commercial, industrial and government facilities, such as military installations, office buildings, nuclear power stations, airports, correctional institutions, energy facilities and high technology companies desiring to protect valuable assets and/or prevent intrusion into high security facilities in the United States and abroad. Given the nature of our products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations of, and internally deliberate with respect to, specific competing technologies and providers. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control.

            If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer. In addition, our operating expenses are based on anticipated sales levels, and a high percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary from period to period. Moreover, operating results from quarter to quarter which are tied to the marketing and sale of our products could fluctuate widely.

Our services and reputation may be adversely affected by product defects or inadequate performance.

            Management believes that we offer state-of-the art products that are reliable and competitively priced. In the event that our products do not perform to specifications or are defective in any way, our reputation may be materially adversely affected and we may suffer a loss of business and a corresponding loss in revenues.

If we are unable to retain key executives or hire new qualified personnel, our business will be adversely affected.

            Our success greatly depends on our ability to retain existing management and attract key technical, sales, marketing, information systems, and financial and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Arthur Barchenko and Mark Barchenko, the

President, and Vice President, respectively, and our key marketing personnel. The loss of either of these persons could have a materially detrimental effect on our business. We have not entered into employment agreements with either of these persons. We do not maintain key person life insurance on any of our personnel. In addition, we are seeking to engage senior sales staff and if we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

We engage a third party subcontractor to write software for our products and the loss of such subcontractor's services without a suitable replacement could adversely affect our business and results of operations.

            We engage a third party to write software incorporated into many of the products we sell. If we were to lose the services of this third party for any reason and were unable to retain the services of a suitable replacement, our products could become obsolete and our business, operating results and financial condition would be materially and adversely affected.

We may face risks associated with potential acquisitions, investments, strategic partnerships or other ventures, including whether such transactions can be located, completed and the other party integrated with our business on favorable terms.

            As part of our long-term growth strategy, we may seek to acquire or make investments in complementary businesses, technologies, services or products or enter into strategic relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time, we may enter into discussions and negotiations with companies regarding acquiring, investing in, or partnering with their businesses, products, services or technologies. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. Acquisitions often involve a number of special risks, including the following:

      o we may experience difficulty integrating acquired operations, products, services and personnel;

      o     the acquisition may disrupt our ongoing business;

      o we may not be able to successfully incorporate acquired technology and rights into our product offerings and maintain uniform standards, controls, procedures, and policies;

      o we may not be able to retain the key personnel of the acquired company;

      o the businesses we acquire may fail to achieve the revenues and earnings anticipated; and

      o we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that it acquires.

            We may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

      o     diluting current shareholders' ownership interest;

      o     causing us to incur additional debt; and

      o forcing us to amortize expenses related to goodwill and other intangible assets.

            Any of these factors could have a material adverse effect on our business. These difficulties could disrupt our ongoing business, distract management and employees and increase expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions.

Limitations on liability and indemnification matters.

            As permitted by the corporate laws of the State of New Jersey, we have included in our Certificate of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We may issue additional shares of our common stock which would reduce investors' percent of ownership and may dilute our share value.

            Our Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We have outstanding a class of Series A Convertible Preferred Stock which has preferences over the common stock as to dividends and liquidation distributions, among other rights.

            As of the date of this Prospectus, we have issued 1,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and have warrants outstanding entitling the holders to purchase an additional 93,797 shares of said class of stock . The Series A Preferred Stock affords holders a preference to assets upon liquidation, a cumulative annual dividend and is convertible into shares of Common Stock, all of which rights impact the outstanding shares of common stock. The Series A Preferred Stock's right to annual dividends make less likely the possibility that we will declare dividends on the common stock. In the event of a liquidation of the Company's assets, holders of Series A Preferred Stock will have a right to receive as a liquidation payment any remaining assets of the Company prior to any distributions to holders of the common stock and the holders of the Series A Preferred Stock may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights. In addition, holders of common stock will suffer dilution upon any conversion of the Series A Preferred Stock which could reduce the market value of the common stock.

We are authorized to issue 3,900,000 additional shares of non-designated preferred stock which we may issue from time to time by action of the board of directors.

            Our Certificate of Incorporation authorizes the issuance of 3,900,000 additional shares of preferred stock. The board of directors has the authority, without further approval of our stockholders, to issue preferred stock, having such rights, preferences and privileges as it may determine. The board of directors may designate any or all of these shares without shareholder consent and may afford such voting and other preferences which designations may give the holders of the preferred stock voting control and other preferred rights such as to liquidation and dividends. The authority of the board of directors to issue stock without shareholder consent may have a depressive effect on the market price of our common stock even prior to any designation or issuance of the preferred stock.

            The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the common stock and thereby reduce the value of the common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make the possible takeover of us or the removal of our management more difficult and discourage hostile bids for control of us which bids might have provided shareholders with premiums for their shares.

The market price of our common stock is influenced by many factors and may fluctuate widely as a result of factors beyond our control.

            Prices for our common stock could fluctuate widely and will be influenced by many factors, including the depth and liquidity of the market for the common stock, investor perception of the industry in which we operate and our products, and general economic and market conditions. Factors which could cause fluctuation in the price of our common stock include:

      o     conditions or trends in the industry;

      o     failure to keep pace with changing technology;

      o     costs associated with developing new products and services;

      o cost associated with marketing products and services may increase significantly;

      o     the timing of sales and the recognition of revenues therefrom;

      o government regulations may be enacted which effect how we do business and the products which may be used at government facilities;

      o     downward pressure on prices due to increased competition;

      o     changes in our operating expenses;

      o     sales of common stock;

      o     actual or anticipated variations in quarterly results; and

      o     changes in financial estimates by securities analysts.

            Fluctuations caused by these and other factors could cause our business to suffer.

Additional shares of common stock entering the market pursuant to Rule 144 without additional capital contribution could decrease the public trading price of the common stock.

            An increase in the number of shares of common stock available for public sale without any increase to our capitalization could decrease the market price of our common stock. After a one-year holding period restricted shares of common stock will become eligible for trading pursuant to Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission without any additional payment to the Company or any increase to our capitalization.

ECSI's common stock is traded over the counter, which may deprive stockholders of the full value of their shares.

            ECSI's common stock is quoted via the Over The Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ. These factors may result in higher price volatility and less market liquidity for the common stock.

A low market price may severely limit the potential market for ECSI's common stock.

            ECSI's common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in Neoprobe common stock.

Because ECSI will not pay cash dividends, stockholders will only benefit from owning common stock if it appreciates.

            ECSI has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. ECSI intends to retain any future earnings to finance its growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES

            ECSI's corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where the Company leases approximately 10,000 square feet of space divided among administrative (3,000 sq. feet) and manufacturing (7,000 sq.
feet) space. ECSI has leased this space through May 1, 2008 at a rent of $3,917 per month increasing to $4,250 per month by the end of the lease term. The Company also leases approximately 2,500 square feet of manufacturing space at 102 Commerce Circle, Madison, Alabama. The Company has leased this space through February, 2004 at a cost of $1,800 per month. The Company also leases approximately 750 square feet of space in the Washington, D.C. metropolitan area which it uses for sales and support services. ECSI believes that this space is sufficient for its current requirements and that additional space is available on commercially reasonable terms, if necessary.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The common stock of the Company trades on the OTC Bulletin Board under the trading symbol EKCS. The prices set forth below reflect the quarterly high, low and closing sales prices for shares of common stock since the Company's stock commenced trading as reported by the National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                                                  Closing Bid
                                                              High          Low
                                                              ------------------
2002

July 1 - Sept. 26                                             0.92          0.70
April 1 - June 30                                             1.90          0.90
January 1 - March 31                                          2.90          1.80

2001

Oct. 1 - December 31                                          2.65          0.95
July 1 - September 30                                         0.75          0.25
June 5 - June 30                                              3.00          0.30

            As of September 25, 2002, ECSI had approximately 420 holders of common stock.

            The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

            The Company did not sell any equity securities during the fourth quarter of fiscal 2002 that were not registered under the Securities Act of 1933 (the Securities Act).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-KSB. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to
Item I of this Form 10-KSB, Description of Business - Risk Factors.

Overview

      ECSI provides technology based security solutions and consulting services for medium to large government and commercial facilities worldwide. We believe that we are one of the few truly integrated providers of security solutions in the industry. We:

      o prepare threat and vulnerability studies to ascertain a client's security requirements and devise solutions to satisfy these security requirements;

      o engineer and design the equipment and systems required to achieve a security solution and manufacture and assemble most of the systems we offer;

      o provide technology support and integrated systems platforms to security systems integrators;

      o     manage the construction and implementation of the security system;
            and

      o train our clients' personnel to use and maintain the security systems we market.

      We coordinate our risk management and analysis expertise with our design and engineering skills to develop and manufacture systems and components that create a normal yet secure environment for employees, visitors and service personnel. We have developed security systems that reflect the results of our market analysis, our knowledge of the industry and client requirements. We provide a range of programs and systems that include turn-key security solutions or individual components. Our security programs incorporate various systems from our portfolio of proprietary technologies and equipment. Our ability to analyze security needs and design and manufacture systems to satisfy those needs differentiate us from the preponderance of entities in the industry which do not have such capabilities. We are often engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver the integrated platform of design and engineering services along with the security systems that support the requirements for the completion of a project.

      During fiscal 2002, we accomplished a number of goals that will help support our sustained growth in the future. Specifically, we

      o entered into an agreement in September 2002 with a dealer-installer organization having 200 members throughout the United States;

      o engaged a team of four technically accomplished security advisors who combine expertise in the design, integration, installation, and testing of state-of-the-art intrusion detection and assessment systems and who have extensive experience with federal government bidding and contracts, all of whom have the government highest security clearances;

      o     established a subsidiary to pursue business in the Middle East;

      o entered into an exclusive agreement with Pennsylvania State University in August 2002 to manufacture and market an advanced perimeter detection system;

      o participated in the development of an unmanned aerial surveillance system to protect large areas such as reservoirs, dams and pipelines, which we have the exclusive right to market worldwide; and

      o were able to complete a financing for $2 million and obtain a $1 million line of credit from a bank, both of which have improved our financial condition.

Results of Operations

Year Ended June 30, 2002 ("2002 period") Compared to Year Ended June 30, 2001 ("2001 period").

REVENUES. The Company reported net revenues of $2,304,013 for the 2002 period, as compared to revenues of $5,226,901, for the 2001 period. Of the revenues reported in the 2001 period, approximately 85.6% were for a Department of Energy
(DOE) project that was completed in April 2001. The decrease in sales in the 2002 period, are primarily attributable to the events of September 11, 2001. Certain projects in the Company's backlog as well as committed orders were placed on hold due to funding restrictions affecting certain government agencies. Customers also delayed the approval of final release dates. Although the events of September 11 had a negative impact on revenue for 2002, the Company experienced a sharp increase in the number of inquiries for its products and services. Fiscal 2002 proposals increased in number by 300% over the same period in fiscal 2001 and by 1000% in dollar value. At June 30, 2002, the Company's backlog of signed contracts stood at approximately $3.5 million, in addition to, contract commitments for approximately $3.5 million. Of this amount, the Company expects to release and ship approximately $750,000 in the first quarter of fiscal 2003 and the remaining amount over the next nine to twelve months.

GROSS MARGINS. There was no significant change in gross margins as a percentage of revenues in 2002 as compared to 2001.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased in the 2002 period to $1,149,228, as compared to $1,297,073 in the 2001 period. The decreases in 2002 are primarily the result of lower sales commissions related to the reduction in sales volume. In addition, the Company settled approximately $100,000 of old accounts payable for $44,000 in the 2002 period.

STOCK BASED COMPENSATION. In the 2002 period, the Company issued stock and stock options to various consultants valued at approximately $650,000. This amount is being amortized over the related service periods resulting in a charge of $146,816 in the 2002 period. The Company had $9,800 in stock based compensation in the prior year. Stock-based compensation is non-cash and, therefore, has no impact on the Company's cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the 2002 period was $55,822, as compared to $51,638 for the comparable period in 2001. The increase was attributable to higher outstanding debt balances partially offset by lower interest rates in the 2002 period.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the Company's 51% owned foreign subsidiary was $15,809 for the 2002 period. The subsidiary was formed in January 2002 and commenced operations in May 2002.

INCOME TAX PROVISION (TAX BENEFIT). In the 2002 period, the Company recognized the tax benefits from the current year net operating loss which will be used to offset taxable income in a future year. The provision for income taxes in the 2001 period did not result in any currently payable taxes, since taxable income was fully offset net operating loss carryforwards.

NET INCOME (LOSS). As a result of the foregoing, net income (loss) for the years ended June 30, 2002 and 2001 was $(169,840) and $773,366 respectively.

NET INCOME (LOSS) PER SHARE. For purposes of calculating net income (loss) per share, deemed dividends totaling $907,975 are reflected as an increase in net loss attributable to common shareholders for the year ended June 30, 2002. The Company has recorded a deemed dividend totaling $1,008,861 to reflect the beneficial conversion price of its Series A Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. The deemed dividend is being amortized over 120 days, commencing from date of the closing of the sale of these shares to the date the preferred stock first became convertible. This adjustment has no impact on the net equity of the Company since the offset to the deemed dividend is an offsetting increase in additional paid-in capital. The deemed dividend accounted for $(.24) out of the $(.28) loss per share for the year ended June 30, 2002.

Liquidity and Capital Resources

At June 30, 2002, the Company had working capital of $2.3 million compared to $768,948, at June 30, 2001. In addition, the Company had $314,771 of cash, cash equivalents and marketable securities as compared to $927 at June 30, 2001. This improved working capital position resulted primarily from the private placement of preferred stock in January to March 2002 that raised approximately $1.64 million in net cash proceeds.

Net cash used by operating activities for the 2002 period was $1,407,308 as compared to net cash provided by operating activities of $493,557 for the 2001 period. Accounts receivable relative to sales volume is high because sales to two customers, which represent five different projects that occurred largely in the last four months of fiscal 2002, represents approximately 78% of outstanding accounts receivable at June 20, 2002. The Company expects that payments will be received during the second quarter of fiscal 2003. Inventory increased by $317,711 over fiscal 2001 as the Company has been building its inventory levels in anticipation of shipments of backlog and firm contract commitments.

Investing activities for the 2002 period included purchases of $102,678 for software and equipment. The Company does not have any material commitments for capital expenditures. In November 2001, the Company accepted the return of equipment that it had previously sold, from a customer, as a payment against unpaid accounts receivable. The equipment, valued at approximately $153,000, will be used by the Company for system factory testing, monitoring and offsite support services. In April 2002, the Company acquired certain assets of a security consulting firm for a total purchase price of $50,000. The Company paid $20,000 at closing and issued a $30,000 non-interest bearing note to be paid in six monthly installments of $5,000.

Financing activities in the 2002 period included raising net proceeds from the private placement of preferred stock totaling $1,635,684, proceeds from the exercise of warrants and options totaling $28,760, proceeds from additional bank loans of $493,998, and repayment of the various debt obligations, including loans from officers totaling $312,315. Financing activities for the year ended June 30, 2001 consisted primarily of repayments of the Company's revolving credit line, bank overdraft, notes payable and loans from shareholders for a total of $441,119. In addition, the Company re-purchased 100,000 shares of its common stock for $10,000.

The Company has available a revolving line of credit for up to $500,000 which is due to expire in November 2002. The line bears interest at the rate of 1% above prime and is secured by substantially all of the assets of the Company and the personal guaranty of Arthur Barchenko. In August, 2002 the bank granted an additional line of credit in the amount of $285,000. This line is due to expire in August 2003, bears interest at the rate of 1% above prime and is secured by a certificate of deposit in the amount of $300,000.

In addition, the Company has a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum.

The Company may seek to invest in or acquire other entities in the security industry. The Company may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent the Company requires cash in connection with such activities, it may have to obtain third party financing which may not available on terms acceptable or favorable to the Company, or at all.

The Company anticipates that, other than as may be required for investments or acquisitions, cash on hand together with cash generated from operations, as final release dates on backlog are obtained along with cash available under its line of credit, will be sufficient to provide for its working capital needs for the next twelve months. However, the Company is actively seeking sources of credit to broaden its financing base to meet unforeseen needs in connection with its business, including investments and/or acquisitions and to take advantage of growth prospects as they arise.

Outlook and Industry Trends

      The security market historically has been a product oriented opportunity for manufacturers, both from the US and internationally. The difficulty the industry traditionally has faced has been the ability to develop a standard security platform that would permit systems integrators to design a seamless interface between the multiple products and subsystems required to address threats in high-security environments.

There have evolved a number of companies that are attempting to develop platforms that address seamless integration of multiple technologies. This trend will continue for the foreseeable future, since the demand for integrated platforms will continue into foreseeable future and beyond due to market demand.

      ECSI, recognizing the direction the market is taking, has developed and installed integrated platforms which encompass multiple technologies. ECSI has brought on board a highly-competent system oriented software programmer and two computer-oriented electronic engineers to further develop and enhance the integrated platform for current and future projects.

      Further, the security industry, which has been characterized by a fragmented and wide ranging group of single-product manufacturers and small service providers, has begun to consolidate as multi-national corporations acquire smaller market and single product entities to form multi-technology corporations. We believe this trend will continue. Therefore, teaming relationships will be important for independent entities in the security field to thrive and grow in the years ahead. To address this consolidation, ECSI has implemented a corporate account development department to work with and support the large corporate integrators and establish teaming agreements going forward. ECSI's technologies and capabilities will compliment those of the large conglomerates in the security industry work together on major projects.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to inventory reserves, allowance for doubtful accounts and deferred taxes. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements.

Inventory Valuation - Inventories are valued at lower of cost or market. The Company routinely evaluates the composition of its inventory to identify obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. The Company does not currently have any reserves against inventory.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience.

Deferred Tax Asset - The Company has not recorded a valuation allowance on the deferred tax assets. Management has determined that it is more likely than not that the Company will generate sufficient taxable income in future periods to realize the full benefit of the deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the fiscal year beginning July 1, 2002. Management does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of

Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a material impact on the Company's financial statements.

Forward-Looking Statements

            The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements which relate to other than strictly historical facts, such as statements about the Company's plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for the Company's products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Risk Factors for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

            ECSI submits with this report the financial statements and related information listed in the Index to Financial Statements on page F-1 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers.

      The following table sets forth certain information about ECSI's directors and executive officers as of September 26, 2002:

                             First Year
                               Became
      Name             Age     Director                Title

Arthur Barchenko       69       1976      President, Chief Executive Officer,
                                          Secretary and Director
Mark R. Barchenko      46       1996      Vice President, Secretary and Director
Richard Stern          53        n/a      Vice President
Eldon Moberg           50        n/a      Vice President
Thomas Isdanavich      54        n/a      Vice President
Natalie Barchenko      68       2001      Treasurer and Director
James R. Janis         58       2001      Director
Gene Rabois            57       1989      Director
Robert F. Reiter       52       2001      Director
Edward Snow            63       2000      Director

Arthur and Natalie Barchenko are married and Mark Barchenko is their son.

            The Company's directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. The Company's officers serve at the pleasure of the Board of Directors.

            The following sets forth biographical information concerning ECSI's directors and executive officers for at least the past five years. All of the following persons who are executive officers are also full-time employees.

            Arthur Barchenko has been our President since December 1976. Mr. Barchencko also participates in the management of our subsidiaries. From June 1952 to May 1972, he held various sales and marketing positions at Lightolier, Inc., a company engaged in the manufacturing and marketing of lighting fixtures. During his tenure at Lightolier, Inc., Mr. Barchenko served as the vice president of sales and was responsible for directing a sales force of approximately 150 persons and a support staff of approximately 50 persons. Mr. Barchenko also served as a member of the board of directors and on the executive committee Lightolier, Inc. Prior to organizing Electronic

Control Security Inc., Mr. Barchenko co-founded and directed the operations of Bajer Industries, a lighting manufacturing company that was subsequently sold to the Charter Group. Mr. Barchenko is active with American Defense Preparedness Association, and American Society of Industrial Society. He served on the Radio Technical Commission for Aeronautics Committee 183 for upgrade of FAR 107.14(a) and (b) as a member of the special access control security task force for the Federal Aviation Administration. Federal Aviation Regulation 107.14 (FAR 107.14a and b) is the document produced by RTCA committee 183 for the security upgrade of the access control system and universal access control system requirements for civilian commercial and shared civilian/military airports under U.S. jurisdiction.

            Mark Barchenko joined us in 1993 and has served as our Vice-President of Marketing since June 2000. He has focused his marketing and business development efforts on Southeast Asian government projects and U.S. airports and maritime facilities. Mr. Barchenko also participates in the management of our subsidiaries. Mr. Barchenko is now Vice President of operations and spearheaded the IS09001 quality program based on the international standard of operation, from inception through registration during 2000, Mr. Barchenko is active with American Defense Preparedness Association, and American Society of Industrial Society. He served on the Radio Technical Commission for Aeronautics Committee 183 for upgrade of FAR 107.14(a) and (b) as a member of the special access control security task force for the Federal Aviation Administration. Federal Aviation Regulation 107.14 (FAR 107.14a and b) is the document produced by RTCA committee 183 for the security upgrade of the access control system and universal access control system requirements for civilian commercial and shared civilian/military airports under U.S. jurisdiction. Mr. Barchenko holds a U.S. patent entitled "Jet Propulsion Engine Assembly for Aircraft." Mark Barchekno is the son of Arthur Barchenko, our President and a Director, and Natalie Barchenko, our Treasurer and a Director.

            Richard Stern has served as our Vice-President-Manufacturing since December 1, 1997. He is responsible for the overall management of our manufacturing department, which includes supervising all manufacturing, maintenance and test personnel; manufacturing engineering, including the review and evaluation of new and existing product design in a manufacturing environment; oversight of maintenance of plant equipment and facilities; mechanical package design of new product development; quality control, including the development of test equipment and procedures; production scheduling; shipping and receiving and inventory of all materials and finished products, purchasing and expediting of materials and supplies, and oversight of manufacturing personnel, labor reports. Prior to joining us, Mr. Stern spent 25 years in the data communication and temperature processing fields. He has held managerial positions in manufacturing, engineering, quality control, service, as well as being involved in the design and development of the product lines within these fields.

            Eldon Moberg joined us in 1996 as the Vice President of the FOIDS product division and has served as our Vice-President since July 1, 1999. Mr. Moberg is responsible for establishing the FOIDS manufacturing and test facility in Huntsville, Alabama. His duties include planning and coordinating manufacturing schedules and resources and the provision of technical data for security system design and project cost analysis. Prior to joining us, Mr. Moberg was the Production Supervisor for Mason & Hanger National, Inc. a company engaged in the manufacture and marketing of our FOIDS product line where he initially was a production support technician and performed optical / electronic fabrication and testing of a fiber optic based security system and components. Thereafter, as Production Supervisor, he was responsible for planning and scheduling personnel, materials and equipment to support product manufacture. Other duties included procurement, product acceptance testing QA / QC, inventory control and MRP system operation. Before entering private industry, Mr. Moberg served for twenty years in the United States Army where he gained experience as senior radar repair technician for several Army Air Defense systems, team leader for missile system direct support maintenance and training developer for newly acquired Army missile systems.

            Gene Rabois has served as a member of our Board of Directors since October 1, 1989. He previously had served as our Chief Financial Officer. He has more that thirty years of progressive experience in accounting and finance, Securities and Exchange Commission financial reporting, installation and management of computer systems and control and administration of corporate financial affairs. Mr. Rabois currently serves as the Controller for SJT Imaging, Inc., a printing concern.

            Natalie Barchenko has been a director and the Treasurer of ECSI since 2001. Over the last ten years, she has been actively involved with the day to day operations of the Company in the areas of human resources, accounting, advertising and sales functions. She works on a voluntary basis for the Library of Congress preparing Braille translations for the blind. Ms. Barchenko is married to Arthur Barchenko, our President and a Director, and is Mark Barchenko's mother.

            Edward Snow has been a director of ECSI since June 2000. From October 1996 to October 1999 he was the co-owner and operated Phoenix Fiber Optics Inc., a manufacturer and marketer of fiber optic products. From October 1999 to October 2000, he has served as the Assistant to the President of Space America Corp. Since 1996, he has acted as a private consultant to the government and industry.

            Robert F. Reiter has been a Director of ECSI since November 2001. Since November 1997, he has served as the President of R.F. Reiter & Associates, an engineering consulting firm. Since January 2002, he has been the President of HAZ-X Holdings, Ltd., which engages in non-intrusive inspection engineering and operations From 1977 through 1997, he was the Vice President of Analytical Systems Engineering Corp. an engineering consulting company.

            James R. Janis has been a Director since November 2001. Mr. Janis has been the President of the Janis Group, a management consulting company, since 1996. From December 1992 through May 1996, he serves as the Executive Vice President of BNFL, Inc. which engages in nuclear waste management. From February 1980 through 1992, he was the Executive Vice President of ICF Kaiser International, an environmental consulting firm. Prior thereto, he was Deputy Assistant Secretary for Planning and Evaluation of the US Department of Energy.

Section 16(a) Beneficial Ownership Reporting Compliance.

            Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports and written representations from reporting persons, the Company believe that no person required to file reports under Section 16(a) file such a report made any filing during the fiscal year ended June 30, 2001. During the fiscal year ended June 30, 2002, all reports required to be filed were filed late. All reports required to be filed under Section 16(a) will be filed with the Securities and Exchange Commission within two weeks of the filing of this Report.

Committees of Board of Directors.

            Our Audit Committee consists of Gene Rabois and Edward Snow, who are both independent directors. The Audit Committee is responsible for recommending to our board the engagement of independent auditors and reviewing with the independent auditors the scope and results of the audits, our internal accounting controls, audit practices and the professional services furnished by the independent auditors.

            The board does not have a nominating or a compensation committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. Compensation of management is determined by the entire Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Directors Compensation.

            In addition to reimbursing directors for expenses they incur in attending meetings of the Board or Committees of the Board, ECSI has agreed to pay one of its directors, James J. Janis (with whom the Company also has entered a consulting agreement), a fee of $500 for each meeting attended. It is expected that the Company's outside directors will receive an annual award of stock options under ECSI's equity incentive plan. In February

2002, the board of directors authorized the issuance of a total of 210,000 stock options to members of the board of directors, 200,000 of which are exercisable through February 2007 at a price of $2.97 per share and 10,000 of which are exercisable at $2.70 per share through February 2011.

Executive Compensation.

                           SUMMARY COMPENSATION TABLE

                                                                                     Securities
                                                                 Other Annual        Underlying        All Other
    Name and Principal Position       Year       Salary          Compensation         Options         Compensation

    Arthur Barchenko, President       2002       98,800              -0-              100,000             -0-
                                      2001       78,100              -0-                -0-               -0-
                                      2000       85,000              -0-                -0-               -0-

            No other officer or director received in excess of $100,000 in compensation during 2000, 2001 or 2002.

Option Grants in the Last Fiscal Year

            The following table presents certain information concerning stock options granted to the Named Executives under our various stock option plans during the 2002 fiscal year.

                           Individual Grants         Percent Of
                           Number Of                 Total
                           Securities                Options Granted
                           Underlying Options        To Employees In            Exercise Price   Expiration
Name                       Granted (Shares)          Fiscal Year                Per Share        Date
----                       ----------------          -----------                ---------        ----
Arthur Barchenko           100,000                   33.9%                      $2.97            2007

Fiscal Year-End Option Numbers and Values

            The following table sets forth certain information concerning the number and value of unexercised options held by the Named Executives at the end of the last fiscal year (June 30, 2002). There were no stock options exercised by the Named Executives during the fiscal year ended June 30, 2002.

                           Number of Securities                        Value of Unexercised
                           Underlying Unexercised                      In-the-Money Options
                           Options at Fiscal Year-End:                 at Fiscal Year-End:
 Name                      Exercisable/Unexercisable                   Exercisable/Unexercisable (1)
 ----                      -------------------------                   -----------------------------
Arthur Barchenko           100,000/0                                   $0/$0

(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock ($..97) on June 28, 2002, as reported on the Over The Counter Bulletin Board (OTCBB).

Compensation of Non-Employee Directors

            The Company does not compensate its directors for participation in Board or Committee meetings. The Company reimbursed non-employee directors for travel expenses for meetings attended during 2002.

Compensation Pursuant to Management Contracts

            None.

Other Compensation

            None; no stock appreciation rights or warrants exist.

Stock Option Plan.

            Incentive Stock Option Plan. In 1986, the Company adopted an Incentive Stock Option Plan which it renewed in 1996 for a second ten-year term. The Company has reserved 750,000 shares of common stock for issuance under the Stock Option Plan. The Board of Directors administers the Stock Option Plan but may delegate such administration to a committee of three persons, one of whom must be a member of the Board. The Board or the Committee has the authority to determine the number of options to be granted, when the options may be exercised and the exercise price of the options, provided that the exercise price may never be less than the fair market value of the shares of the Common Stock on the date the option is granted (110% in the case of any employee who owns more than 10% of the combined voting power or value of all classes of stock). Options may be granted for terms not exceeding ten years from the date of the grant, except for options granted to person holding in excess of 5% of the common stock, in which case the options may not be granted for a term not to exceed five years from the date of the grant.

            Nonstatutory Stock Option Plan. The Company also has adopted a nonstatutory stock option plan and has reserved 250,000 shares of common stock for issuance to Directors, employees and non-employees. Options granted pursuant to this plan will be non-transferable and expire, if not exercised within five years from the date of the grant. Options will be granted in such amounts and at such exercise prices as the Board of Directors may determine.

Equity Compensation Plan Information

            The following table sets forth certain information concerning the Company's existing stock option plans for the fiscal year ended June 30, 2002.

                      Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
                             (a)                           (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
                                                                                        Number of
                             Number of                                                  securities available
                             securities to be                                           for future issuance
                             issued upon                   Weighted-average             under equity
                             exercise of                   exercise price of            compensation
                             outstanding                   outstanding                  plans (excluding
                             options, warrants             options, warrants            securities reflected
Plan Category                and rights                    and rights                   in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity                       565,000                       $1.37                        405,000
compensation
plans approved
by security holders
----------------------------------------------------------------------------------------------------------------------
Equity                       395,000                       $1.42
compensation
plans not approved
by security holders
----------------------------------------------------------------------------------------------------------------------
Total                        960,000
----------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information, as of September 25, 2002 with respect to the beneficial ownership of ECSI's common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of ECSI's officers and directors, and by the officers and directors of ECSI as a group.

            For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of September 24, 2002. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on September 24, 2002 and the total number of shares that various people then had the right to acquire within 60 days.






                                   Number of Shares      Percentage of
                                   of Common Stock        Outstanding
Name (1)                          Owned Beneficially     Common Shares
-------                           ------------------     -------------
Arthur Barchenko (3)                  1,122,406               27.14%
Mark R. Barchenko (4)                   120,179                2.91%
Richard Stern (5)                        30,000                   *
Thomas Isdanavich (5)                    20,000                   *
Eldon Moberg (5)                         60,000                1.46%
Natalie Barchenko (6)                   830,975               20.15%
James R. Janis (5)                       25,000                   *
Gene Rabois (7)                          95,500                2.43%
Robert Reiter (5)                        10,000                   *
Edward Snow (5)                          20,000                   *
Directors and officers
as a group (10 persons)               2,334,060(8)            51.88%

      *     Less than 1%.

(1)   The address for each person named in the table is c/o the Company.

(2)   Based on 4,034,128 shares outstanding.

(3) Includes 153,496 shares of common stock not registered in Mr. Barchenko's name but over which he has dispository power and control and options to purchase 100,000 shares of common stock.

(4) Includes 20,179 shares of common stock not registered in Mr. Barchenko's name but over which he has dispository power and control and options to purchase up to 100,000 shares of common stock.

(5)   Consists solely of options to purchase shares of common stock.

(6)   Includes options to purchase up to 100,000 shares of common stock.

(7)   Includes options to purchase up to 50,000 shares of common stock.

(8) Includes options to purchase 465,000 shares of common stock which are held by all directors in the aggregate.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Until the Company achieved profitability, it relied on loans from officers, directors, shareholders and their affiliates to assist in the funding of our operations.

            At June 30, 2002 and 2001, related party debt consisted of $19,353 and $241,679, respectively. The loans were repayable with interest at rates varying from no interest through 12% interest per annum. All interest for the fiscal year 2002 and 2001 had been waived.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

      1. The financial statements and related information referred to in response to Item 7.

      2.    The following financial statement schedules: None

      3. There are filed herewith or incorporated by reference the Exhibits listed in the Exhibit Index that follows the financial statements.

(b) The Company filed no Current Reports on Form 8-K during the fourth quarter of fiscal 2002 and first quarter of fiscal 2003.

                                   SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Arthur Barchenko
   ---------------------
Name:  Arthur Barchenko
Title: President
Dated: September 27, 2002

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

        Person                Capacity                        Date
        ------                --------                        ----

/s/ Arthur Barchenko          President and Director          September 27, 2002
---------------------
Arthur Barchenko

/s/ Mark Barchenko            Vice President and Director     September 27, 2002
---------------------
Mark Barchenko

/s/ Natalie Barchenko         Treasurer and Director          September 27, 2002
---------------------
Natalie Barchenko

/s/ James R. Janis            Director                        September 27, 2002
---------------------
James R. Janis

/s/ Gene Rabois               Director                        September 27, 2002
---------------------
Gene Rabois

/s/ Robert F. Reiter          Director                        September 27, 2002
---------------------
Robert F. Reiter

/s/ Edward Snow               Director                        September 27, 2002
---------------------
Edward Snow


ITEM 7.  FINANCIAL STATEMENTS.

                        ELECTRONIC CONTROL SECURITY INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        With Independent Auditors' Report

Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statement of Changes in Shareholders' Equity                    F-4

Consolidated Statements of Cash Flow                                         F-5

Notes to Consolidated Financial Statements                              F-6-F-16

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Control Security, Inc. and its subsidiaries as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 12, 2002

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                      June 30,
                                                                                2002             2001
                                                                            -----------      -----------
ASSETS
Current assets
      Cash and cash equivalents                                             $   282,286      $       927
      Marketable securities, available for sale                                  32,485               --
      Accounts receivable, net of allowance of $25,000                          964,124          274,815
      Inventories                                                             1,617,496        1,255,785
      Deferred income taxes                                                     282,000          132,000
      Other current assets                                                      113,336           61,703
                                                                            -----------      -----------
          Total current assets                                                3,291,727        1,725,230

Property, equipment and purchased software at cost
      net of accumulated depreciation of $382,427 and $320,702                  288,864          159,025
Intangible assets at cost net of
      accumulated amortization of $34,811 and $25,776                           129,566           58,653
Goodwill                                                                         50,000               --
Deferred income taxes                                                            14,000            9,000
Other assets                                                                     26,229           24,917
                                                                            -----------      -----------
                                                                            $ 3,800,386      $ 1,976,825
                                                                            ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                 $   445,454      $   551,469
      Bank line of credit                                                       300,000          300,000
      Current maturities of long-term debt                                      124,996           18,000
      Obligations under capital leases                                           15,150           14,900
      Customer deposits                                                          24,258               --
      Payroll taxes payable                                                      13,837            9,591
      Income taxes payable                                                        5,322           23,322
      Due to officers and shareholders                                           19,353           39,000
                                                                            -----------      -----------
          Total current liabilities                                             948,370          956,282

Noncurrent liabilities
      Obligations under capital leases                                           17,888           32,796
      Long-term debt                                                            341,671               --
      Due to officers and shareholders                                               --          202,679
      Deferred income taxes                                                      31,000            1,000
      Other liabilities                                                              --          104,525
                                                                            -----------      -----------
          Total liabilities                                                   1,338,929        1,297,282

Minority interest                                                                21,217               --

COMMITMENTS - see notes

Shareholders' equity
      Series A Convertible Preferred stock, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
         1,000,000 shares issued and outstanding                                 10,000               --
      Common Stock, $.001 par value; 15,000,000 shares authorized;
         4,034,128 and 3,672,000 shares issued; 3,934,128 and 3,572,000
         shares outstanding, respectively                                         4,034            3,672
      Additional paid-in capital                                              4,790,361        1,456,100
      Accumulated deficit                                                    (1,848,044)        (770,229)
      Accumulated other comprehensive income                                     (2,297)              --
      Deferred compensation                                                    (503,814)              --
      Treasury stock, at cost, 100,000 shares                                   (10,000)         (10,000)
                                                                            -----------      -----------

          Total shareholders' equity                                          2,440,240          679,543
                                                                            -----------      -----------
                                                                            $ 3,800,386      $ 1,976,825
                                                                            ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                         Years
                                                                         Ended
                                                                        June 30,
                                                                  2002             2001
                                                              -----------      -----------
Revenues                                                      $ 2,304,013      $ 5,226,901
Cost of revenues                                                1,178,206        2,711,809
                                                              -----------      -----------

          Gross profit                                          1,125,807        2,515,092
                                                              -----------      -----------

 Selling, general  and administrative expenses                  1,149,228        1,297,073
 Stock based compensation                                         146,816            9,800
                                                              -----------      -----------

          Income (loss) from operations                          (170,237)       1,208,219

Other (income) expense
     Interest expense                                              55,822           51,638
     Interest income                                               (7,660)          (5,285)
     Minority interest in subsidiary loss                         (15,809)              --
     Loss on sale of marketable securities                          6,050               --
                                                              -----------      -----------

Total other (income) expense                                       38,403           46,353

Income (loss) before income tax provision (tax benefit)          (208,640)       1,161,866

Income tax provision (tax benefit)                                (38,800)         388,500
                                                              -----------      -----------

Net income (loss) before dividends                               (169,840)         773,366

Deemed dividends on series A convertible preferred stock          907,975               --
                                                              -----------      -----------

Net income (loss) attributable to common shareholders         $(1,077,815)     $   773,366
                                                              ===========      ===========

Net income (loss) per share:
     Basic                                                    $     (0.28)     $      0.22
                                                              ===========      ===========
     Diluted                                                  $     (0.28)     $      0.21
                                                              ===========      ===========

Weighted average number of common shares and equivalents:
     Basic                                                      3,854,891        3,526,866
                                                              ===========      ===========
     Diluted                                                    3,854,891        3,736,866
                                                              ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
            Consolidated Statements of Changes in Shareholders Equity


                                                      Series A Convertible                              Additional
                                                         Preferred Stock           Common Stock          Paid-in
                                                       Shares      Amount        Shares      Amount      Capital
                                                     ---------     -------     ---------     ------     ----------
Balances at July 1, 2000                                    --     $    --     3,574,000     $3,574     $1,446,398

Purchase of shares for treasury

Issuances of common stock, par value $.001
     Services rendered                                                            98,000         98          9,702

Net income
                                                     ---------     -------     ---------     ------     ----------

Balances at June 30, 2001                                   --          --     3,672,000      3,672      1,456,100

Grant of stock options                                                                                     612,297

Stock dividend                                                                   178,628        179           (179)

Issuances of common stock, par value $.001
    Services rendered                                                             70,000         70         38,263
    Exercise of stock options                                                    113,500        114         28,647

Private placement of convertible preferred stock
    and common stock warrants, net of
    offering costs of $364,316                       1,000,000      10,000                               1,625,684

Minority interest contribution                                                                              35,574

Amortization of deemed dividend on convertible                                                             907,975
     preferred stock

Amortization of deferred compensation

Tax benefit from stock based compensation                                                                   86,000

Unrealized loss on marketable securities

Net loss
                                                     ---------     -------     ---------     ------     ----------

Balances at June 30, 2002                            1,000,000     $10,000     4,034,128     $4,034     $4,790,361
                                                     =========     =======     =========     ======     ==========

                                                                   Accumulated
                                                                      Other
                                                    Accumulated   Comprehensive     Deferred       Treasury
                                                      Deficit         Income      Compensation       Stock          Total
                                                    -----------   -------------   ------------     --------      -----------
Balances at July 1, 2000                            $(1,543,595)     $    --        $      --      $     --      $   (93,623)

Purchase of shares for treasury                                                                     (10,000)         (10,000)

Issuances of common stock, par value $.001
     Services rendered                                                                                                 9,800

Net income                                              773,366                                                      773,366
                                                    -----------      -------        ---------      --------      -----------

Balances at June 30, 2001                              (770,229)          --               --       (10,000)         679,543

Grant of stock options                                                               (612,297)                            --

Stock dividend                                                                                                            --

Issuances of common stock, par value $.001
    Services rendered                                                                 (38,333)                            --
    Exercise of stock options                                                                                         28,760

Private placement of convertible preferred stock
    and common stock warrants, net of
    offering costs of $364,316                                                                                     1,635,684

Minority interest contribution                                                                                        35,574

Amortization of deemed dividend on convertible                                                                       907,975
     preferred stock

Amortization of deferred compensation                                                 146,816                        146,816

Tax benefit from stock based compensation                                                                             86,000

Unrealized loss on marketable securities                              (2,297)                                         (2,297)

Net loss                                             (1,077,815)                                                  (1,077,815)
                                                    -----------      -------        ---------      --------      -----------

Balances at June 30, 2002                           $(1,848,044)     $(2,297)       $(503,814)     $(10,000)     $ 2,440,240
                                                    ===========      =======        =========      ========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                                     Years
                                                                                     Ended
                                                                                   June 30,
                                                                              2002            2001
                                                                          -----------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net income (loss)                                                    $  (169,840)     $ 773,366
     Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities:
          Depreciation and amortization                                        70,759         75,685
          Stock based compensation                                            146,816          9,800
          Minority interest in subsidiary loss                                (15,809)            --
          Tax benefit from exercise of stock options                           86,000             --
          Deferred income taxes                                              (125,000)       370,000
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                           (829,542)      (131,205)
               Inventory                                                     (317,711)      (555,437)
               Other current assets                                           (51,633)         7,875
               Other assets                                                    (1,312)        (1,582)
               Accounts payable and accrued expenses                         (106,015)         8,211
               Customer deposits                                               24,258
               Payroll taxes payable                                            4,246        (72,880)
               Income taxes payable                                           (18,000)         9,744
               Other liabilities                                             (104,525)            --
                                                                          -----------      ---------
        Net cash provided (used)  by operating activities                  (1,407,308)       493,577

Cash flows from investing activities:
     Investment in marketable securities                                      (34,782)            --
     Acquisition of property, equipment and software development             (102,678)       (18,959)
     Acqusition of net assets                                                 (20,000)            --
     Payment for licensing fee                                                     --        (24,000)
                                                                          -----------      ---------
          Net cash used in investing activities                              (157,460)       (42,959)

Cash flows from financing activities:
     Proceeds from issuance of convertible preferred stock                  1,635,684             --
     Proceeds from exercise of stock options                                   28,760             --
     Proceeds (payments) on bank loan and line of credit                      493,998       (140,349)
     Decrease in bank overdraft                                                    --       (105,284)
     Payments on long-term debt                                               (75,331)       (26,000)
     Payments on lease obligations                                            (14,658)       (20,394)
     Loan officers and shareholders - net                                    (222,326)      (149,092)
     Purchase of treasury stock                                                    --        (10,000)
                                                                          -----------      ---------
          Net cash provided (used) by  financing activities                 1,846,127       (451,119)
                                                                          -----------      ---------

          Net increase (decrease) in cash and cash equivalents                281,359           (501)

Cash at beginning of period                                                       927          1,428
                                                                          -----------      ---------

          Cash and cash equivalents at end of period                      $   282,286      $     927
                                                                          ===========      =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
          Interest                                                        $    55,822      $  46,638
                                                                          ===========      =========
          Taxes                                                           $    18,000      $   8,356
                                                                          ===========      =========
Non cash financing and investing activity
   Purchase of equipment for customers receivable balance                 $   153,833
                                                                          ===========
   Contribution of assets to subsidiary                                        72,600
                                                                          ===========
   Debt incurrred on acqusition of net assets                             $    30,000
                                                                          ===========

                 See Notes to Consolidated Financial Statements.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

      Electronic Control Security, Inc. (The "Company") is engaged in the design, manufacture and marketing of electronic security and lighting systems for high threat environments. The Company also performs consulting services, which consists principally of designing security systems for medium to large government and commercial facilities worldwide.

Note 2 - Summary of Significant Accounting Policies

      Principles of Consolidation

      The financial statements include the accounts of the Company, its wholly owned subsidiaries, SEM Consultants III, Inc., ECSI International, Inc., ECSI-FOIDS, Inc., ECSI-DSA, Inc., and its 51% owned subsidiary ECSI Security Communications LTD ("ECSI-LTD"). ECSI-LTD was formed in the Middle East in January 2002 and commenced business in May 2002. All significant intercompany accounts and transactions have been eliminated.

      Reclassifications

      Certain prior year balances have been reclassified to conform to the current year presentation.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment and Depreciation

      Depreciation is provided for by straight-line and accelerated methods over the estimated useful lives of the assets, which vary from three to ten years. Cost of repairs and maintenance are charged to operations in the period incurred.

      Earnings per Share

      In determining basic or diluted earnings per share (EPS), the effects of deemed dividends related to the Company's series A convertible preferred stock is added to the net loss.

      Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation as they are antidilutive

                                                             2002         2001
                                                           -------        ----
                  Stock options                            960,000         --
                  Warrants                                 546,875         --

      All references to weighted average shares outstanding and per share amounts have been restated to give retroactive effect to the stock dividend (see Note 10) for all periods presented.

      Foreign Sales

      All foreign sales are in dollars and accordingly the Company recognizes no gain or loss on such transactions.

      Cash and Cash Equivalents

      The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont)

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

      Long-lived assets

      The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets

      Revenue Recognition

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

      Income Taxes

      The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

      Fair Value of Financial Instruments

      The carrying values of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are representative of their fair value due to the short-term maturity of these instruments. The carrying value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

      Intangible Assets

      The cost of licenses, trademarks and software development acquired are being amortized on the straight-line method over their useful lives, ranging from 5 to 15 years. Amortization expense charged to operations was $9,035 and $13,398 for the years ended June 30, 2002 and 2001, respectively.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont)

      Advertising Costs

      Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended June 30, 2002 and 2001 were approximately $42,000 and $9,000, respectively.

      Stock Based Compensation

      The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation". Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant See Note 10 for pro forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

      Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

      Recent Pronouncements

      In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the fiscal year beginning July 1, 2002. Management does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a material impact on the Company's financial statements.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Marketable Securities, Available for Sale

      The Company accounts for its investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's investments are classified as "available for sale". Accordingly, the investments are adjusted to fair value, and the resulting realized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity as other comprehensive income.

      Marketable securities consist of the following:

      Common stocks and options, at cost                         $ 34,782
          Unrealized loss                                          (2,297)
                                                                 --------
             Marketable securities at fair value                 $ 32,485
                                                                 ========

Note 4 - Inventories

      Inventories at June 30, 2002 and 2001 consist of the following:

                                              2002              2001
                                           ----------        ----------
         Raw materials                     $  318,527        $  270,447
         Work-in-process                      190,068           230,080
         Finished goods                     1,108,901           755,258
                                           ----------        ----------
                                           $1,617,496        $1,255,785
                                           ==========        ==========

Note 5 - Property Equipment and Purchased Software

      Property, equipment and purchased software consist of the following:

                                                                          2002         2001
                                                                        --------     --------
         Furniture and fixtures                                         $ 26,455     $ 21,930
         Machinery and equipment                                         452,838      296,001
         Improvements                                                      9,296        9,296
         Software                                                        182,702      152,500
                                                                        --------     --------
                                                                         671,291      479,727
             Less: accumulated depreciation and amortization             382,427      320,702
                                                                        --------     --------
                                                                        $288,864     $159,025
                                                                        ========     ========

         Equipment under capital leases included in
         property, equipment and purchased software are as follows:
         Machinery and equipment                                        $ 69,944     $ 69,944
         Less: accumulated depreciation                                   26,915       20,684
                                                                        --------     --------
                                                                        $ 43,029     $ 49,260
                                                                        ========     ========

      In November 2001, the Company accepted the return of equipment in payment of a customer account. The Company valued the equipment at its original cost of $153,000 and capitalized it to property and equipment. The equipment will be used by the Company for system factory testing, monitoring and offsite support services.

      Depreciation expense was $61,725 and $62,287 for the years ended June 30, 2002 and 2001

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Bank Line Of Credit

      The Company has a $500,000 revolving credit line that expires in November 2002. The outstanding balances are collateralized by substantially all of the Company's assets and the personal guarantee of an officer/shareholder. The credit line requires the maintenance of a minimum tangible net worth, as defined. Interest is payable monthly at 1.0% plus the prime rate (5.75% at June 30, 2002). In August 2002, the bank granted an additional $285,000 revolving credit line due to expire in August 2003. The Company pledged a certificate of deposit in the amount of $300,000 as collateral for this loan.

      The Company's 51% owned foreign subsidiary, ECSI-LTD has established a working capital line of credit of $100,000 with a foreign bank. The line is guaranteed by an irrevocable standby letter of credit which is secured by the Company's $500,000 revolving credit line. The letter of credit will expire on November 15, 2002.

Note 7 - Long-Term Debt

                                                    2002            2001
                                                  --------         -------

      (a) Promissory note                         $     --         $18,000
      (b) Promissory note                           25,000              --
      (c) Term loan                                441,667              --
                                                  --------         -------
                                                   466,667          18,000
      Less: current portion                        124,996          18,000
                                                  --------         -------
                                                  $341,671         $    --
                                                  ========         =======

      (a) In June 1999, the Company issued a promissory note in the amount of $72,000 to purchase certain assets. The note was payable in thirty-six monthly payments of $2,000 beginning March 26, 1999. This note was fully repaid in 2002.

      (b) In April 2002, the Company acquired certain assets of a Virginia-based security consulting firm for $50,000. The Company paid $20,000 at closing and issued a non-interest bearing promissory note for the balance which will be paid in six monthly installments of $5,000.

      (c) In November 2001, an existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years in monthly installments of $8,333 plus interest at the rate of 7.5% per annum.

      The annual maturities of long-term debt as of June 30, 2002 are as follows:

                                             2003                 $124,996
                                             2004                   99,996
                                             2005                   99,996
                                             2006                   99,996
                                             2007                   41,683
                                                                  --------
                                                                  $466,667
                                                                  ========

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Obligation Under Capital Leases

      Future minimum lease payments for assets under capital leases at June 30, 2002

      Years ending June 30,

                                                    2003                 $20,365
                                                    2004                  17,698
                                                    2005                   5,358
                                                                         -------
                                                                          43,421
            Amount representing interest                                  10,383
                                                                         -------
            Present value of net minimum lease payments                  $33,038
                                                                         =======

Note 8 - Due to Officers and Shareholders

      In 2002, the Company repaid a total of $222,326 of loans to Officers/Shareholders and entities controlled by them. Certain of the loans were non-interest bearing and others ranged from 8% to 12%, however all interest was waived for 2002 and 2001. The balance at June 30, 2002 of $19,353 is non-interest bearing and due on demand.

Note 9 - Income Taxes

      The provision for taxes for the year ended June 30, 2002 and 2001 includes the following components:

                                                    2002           2001
                                                 ---------      ---------
      Federal
        Current                                  $ (47,000)     $  16,900
        Deferred                                    19,000        382,000
      State
        Current                                    (16,800)         1,600
        Deferred                                     6,000        (12,000)
                                                 ---------      ---------
                                                 $ (38,800)     $ 388,500
                                                 =========      =========

      The components of the deferred tax accounts as of June 30, 2002 and 2001 are as follows:

                                                    2002           2001
                                                 ---------      ---------
      Deferred tax assets
        Net operating loss carryforwards         $ 267,800      $ 107,000
        Other                                       28,200         34,000
                                                 ---------      ---------
                                                   296,000        141,000
      Deferred tax liabilities
        Amortization on intangible assets           31,000          1,000
                                                 ---------      ---------
      Net deferred tax assets                    $ 265,000      $ 140,000
                                                 =========      =========

      For the year ended June 30, 2001 the valuation allowance decreased by $157,000.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income Taxes (Cont)

      The reconciliation of estimated income taxes attributed to operations at the United States statutory tax rate to reported income tax provision (tax benefit) is as follows:

                                                     2002           2001
                                                  ---------      ---------
      Expected federal tax at statutory rate      $ (67,219)     $ 395,034
      State taxes, net of federal tax effect        (11,862)        69,712
      Non-deductible stock based compensation        58,726             --
      Allowance for doubtful  accounts                   --         10,000
      Compensated absences                           (7,022)         7,022
      Recognition of deferred tax asset                  --       (106,889)
      Other                                         (11,424)        13,621
                                                  ---------      ---------
                                                  $ (38,800)     $ 388,500
                                                  =========      =========

      At June 30, 2002 the Company had net operating loss carryforwards for federal and state income tax purposes of $658,000 and $546,000 respectively, expiring through 2013.

Note 10- Shareholders' Equity

      Stock Dividend

      On October 11, 2001, the Company's Board of Directors voted to issue a 5% stock dividend to shareholders of record as of October 15, 2001. As a result of the stock dividend, 178,628 shares were issued.

      Series A Convertible Preferred Stock

      In January to March 2002, the Company realized gross proceeds of $2,000,000 from the private placement of 40 Units, each Unit consisting of 25,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and 12,500 common stock purchase Warrants. The Preferred Stock provides for an annual dividend of $.20 per share, payable quarterly, (payable in cash or shares of common stock valued at $2.00 per share), when, as and if declared by the Board of Directors. Dividends will be paid on a cumulative basis. Each preferred share is convertible at the option of the holder into one common share, commencing 120 days after closing. The conversion ratio is subject to certain adjustments, as defined. The preferred shares have a liquidation preference in the amount of $2.00 per share and the Company may redeem them commencing one year from date of issuance if the common shares have traded at or above $4.00 for a period of twenty consecutive trading days. The Warrants are exercisable for a period of three years from the date of issuance at an exercise price per share of $3.00 per share and the Company may redeem them for $.05 per Warrant, once the underlying shares are registered, if the common shares have traded at or above $5.00 of for a period of twenty consecutive trading days. The Company has valued the warrants issued at $792,482 using the Black-Scholes pricing model. In connection with the private placement, the Company issued unit warrants to a placement agent to purchase up 3.75 Units identical to the Units in the offering. The unit warrants are exercisable at a price of $50,000 per unit for up to three years.

      The Company has recorded a deemed dividend and an offsetting increase in additional paid-in capital totaling $1,008,861 to reflect the beneficial conversion price of the preferred stock as compared to the prevailing market price of the common stock. The deemed dividend is being amortized over 120 days, commencing from the date of closing to the date the preferred stock first become convertible.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Shareholders' Equity (Cont)

      Stock Option Plans

      Incentive Stock Option Plan

      During September 1986, the Company adopted an incentive stock option plan for which 750,000 shares of common stock have been reserved. The plan has since been extended until September 2006.

      Under the plan, incentive stock options were granted to certain employees of the Company. The exercise price may not be less than 100% of the fair market value of the stock at the date of the grant (110% in the case of any employee who owns more than 10% of the combined voting power or value of all classes of stock). Options may be granted for terms not exceeding ten years from the date of the grant, except for options granted to person holding in excess of 5% of the common stock, in which case the options may not be granted for a term not to exceed five years from the date of the grant.

      Non-statutory Stock Option Plan

      The Company also has adopted a non-statutory stock option plan and has reserved 250,000 shares of common stock for issuance to Directors, employees and non-employees. Options granted pursuant to this plan will be non-transferable and expire, if not exercised within five years from the date of the grant.

      Other Option Grants

      In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various consulting agreements.

      Option activity for 2001 and 2002 is summarized as follows:

                                                                                                Weighted
                                                                                                Average
                                                                  Options                       Exercise
                                                    Plan          Nonplan          Total         Price
                                                    ----          -------          -----         -----
      Options outstanding, July 1, 2000           270,000              --         270,000         0.16
      Granted                                       5,000              --           5,000         0.25
      Exercised                                        --              --              --           --
      Forfeited                                   (65,000)             --         (65,000)        0.25
                                                  -------        --------        --------

      Options outstanding, June 30, 2001          210,000              --         210,000         0.13
      Granted                                     405,000         425,000         830,000         1.60
      Exercised                                   (30,000)        (30,000)        (60,000)        0.43
      Forfeited                                   (20,000)             --         (20,000)        0.25
                                                  -------        --------        --------

      Options outstanding, June 30, 2002          565,000         395,000         960,000        $1.39
                                                  =======        ========        ========

      Shares of common stock available for
       future grant under the plans               405,000
                                                  =======

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Shareholders' Equity (Cont)

      Stock Option Plans (Cont)

      The following table summarizes information about stock options outstanding at June 30, 2002.

                                                           Options Exercisable
                                   Weighted Average                     Weighted
                                 Remaining                               Average
                      Number    Contractual   Exercise      Number      Exercise
Ranges of price    Outstanding     Life         Price     Exercisable    Price
---------------    -----------     ----         -----     -----------    -----

$.05                  50,000       4.66         $0.05        50,000      $0.05
$.10-.20             120,000       7.30         $0.18       120,000      $0.18
$.25-.30             130,000       6.43         $0.28       125,000      $0.29
$.50-.88              30,000       3.81         $0.75        30,000      $0.75
$1.00-1.50           350,000       2.68         $1.25       350,000      $1.25
$2.70-2.97           280,000       4.39         $2.89       280,000      $2.89
                     -------       ----         -----       -------      -----

$.05-$2.97           960,000       4.40         $1.39       955,000      $1.39
                     =======       ====         =====       =======      =====

      Weighted-average grant date fair value of options granted in 2002 and 2001, under the Black-Scholes option pricing model, was $1.31 and $.19 per option, respectively.

      The Company has adopted the pro forma disclosure provisions of SFAS No.
      123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss attributable to common stockholders and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                             Year ended
                                                              June 30,
                                                      2002                2001
                                                  -----------          --------

      Net income (loss) attributable to
                  common stockholders
                As reported                       ($1,077,815)         $773,366
                Proforma                          ($1,568,592)         $772,430

       Basic income (loss) per share
                As reported                            ($0.28)            $0.22
                Proforma                               ($0.41)            $0.22

       Fully diluted income (loss) per share
                As reported                            ($0.28)            $0.22
                Proforma                               ($0.41)            $0.21

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Shareholders' Equity (Cont)

      Stock Option Plans (Cont)

      The fair value of each option granted in 2002 and 2001is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2002        2001
                                                      -----       -----

                        Risk free interest rates       3.72%       6.00%
                        Expected option lives          3.75        8.00
                        Expected volatilities         96.72%      70.00%
                        Expected dividend yields       None        None

Note 11 - Concentrations and Economic Dependency

      The Company had two customers that accounted for 21% and 22%, respectively of net revenues for year ended June 30, 2002 and one customer that accounted for 85.6% of net revenues for year ended June 30, 2001. Two customers accounted for 78% of the accounts receivables as of June 30, 2002.

Note 12 - Commitments and Contingencies

      Lease Agreements

      Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2002 are as follows:

                                           2003                         $ 68,500
                                           2004                           62,300
                                           2005                           48,800
                                           2006                           49,800
                                           2007                           50,800
                                     Thereafter                           43,000
                                                                        --------
                                                                        $323,200
                                                                        ========

      Rent expense under all operating leases was $81,195 and $74,551 for the years ended June 30, 2002 and 2001.

      License Agreement

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

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments (Cont)

      Consulting Agreement

      In November 2001, the Company entered into a twenty-four month consulting agreement with an entity to provide financial consulting services. Under the terms of the agreement the Company is required to pay a $5,000 monthly fee.

                                  EXHIBIT INDEX

99.   Additional Exhibits

Exhibit 99.1 Certificate under Section 906 of the Sarbanes-Oxley Act of 2002