Form 10QSB
period 2002-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2002-11-15
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: SEPTEMBER 30, 2002

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                         Commission file number 0-26721

                        ELECTRONIC CONTROL SECURITY INC.
                      (Exact name of small business issuer
                          as specified in its charter)

               NEW JERSEY                                  22-2138196
      (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                  Identification No.)

                790 Bloomfield Avenue, Clifton, New Jersey 07012
                    (Address of principal executive offices)

                                 (936) 788-8220
                           (Issuer's telephone number)

                                 Not Applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,934,128

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                          Consolidated Balance Sheets

                                                                                September 30,       June 30,
                                                                                    2002             2002
                                                                                 -----------      -----------
                                                                                 (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                                  $    36,737      $   282,286
      Certificate of deposit, pledged                                                300,000               --
      Marketable securities, available for sale                                           --           32,485
      Accounts receivable, net of allowance of $25,000                             1,179,509          964,124
      Inventories                                                                  1,615,360        1,617,496
      Deferred income taxes                                                          348,500          282,000
      Other current assets                                                           167,633          113,336
                                                                                 -----------      -----------
          Total current assets                                                     3,647,739        3,291,727

Property, equipment and purchased software at cost
     net of accumulated depreciation of $399,393 and $382,427                        294,089          288,864
Intangible assets at cost net of
     accumulated amortization of $41,756 and $34,811                                 165,070          129,566
Goodwill                                                                              50,000           50,000
Deferred income taxes                                                                 14,000           14,000
Other assets                                                                          26,929           26,229
                                                                                 -----------      -----------
                                                                                 $ 4,197,827      $ 3,800,386
                                                                                 ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                      $   523,428      $   445,454
      Bank line of credit                                                            688,000          300,000
      Current maturities of long-term debt                                           109,996          124,996
      Obligations under capital leases                                                15,150           15,150
      Customer deposits                                                                   --           24,258
      Payroll taxes payable                                                           13,775           13,837
      Income taxes payable                                                             5,322            5,322
      Due to officers and shareholders                                                35,499           19,353
                                                                                 -----------      -----------
          Total current liabilities                                                1,391,170          948,370

Noncurrent liabilities
      Obligations under capital leases                                                12,130           17,888
      Long-term debt                                                                 316,671          341,671
      Deferred income taxes                                                           31,000           31,000
                                                                                 -----------      -----------
          Total liabilities                                                        1,750,971        1,338,929

Minority interest                                                                      7,383           21,217

Shareholders' equity
     Series A Convertible Preferred stock, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
          1,000,000 shares issued and outstanding                                     10,000           10,000
      Common Stock, $.001 par value; 15,000,000 shares authorized;
          4,034,128 and 4,034,128 shares issued; 3,934,128 and 3,934,128
         shares outstanding, respectively                                              4,034            4,034
      Additional paid-in capital                                                   4,891,247        4,790,361
      Accumulated deficit                                                         (2,032,820)      (1,848,044)
      Accumulated other comprehensive income                                              --           (2,297)
      Deferred compensation                                                         (422,988)        (503,814)
      Treasury stock, at cost, 100,000 shares                                        (10,000)         (10,000)
                                                                                 -----------      -----------
          Total shareholders' equity                                               2,439,473        2,440,240
                                                                                 -----------      -----------
                                                                                 $ 4,197,827      $ 3,800,386
                                                                                 ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                       Three Months
                                                                         Ended
                                                                      September 30,
                                                                  2002             2001
                                                              -----------      -----------
                                                              (Unaudited)      (Unaudited)
Revenues                                                      $   813,421      $   482,314
Cost of revenues                                                  510,260          307,019
                                                              -----------      -----------
          Gross profit                                            303,161          175,295
                                                              -----------      -----------

 Selling, general  and administrative expenses                    369,941          278,697
 Stock based compensation                                          80,826            8,318
                                                              -----------      -----------
          Loss from operations                                   (147,606)        (111,720)

Other (income) expense
     Interest expense                                              14,580            9,450
     Interest income                                               (4,738)            (238)
     Minority interest in subsidiary loss                         (13,834)              --
     Loss on sale of marketable securities                          3,916               --
                                                              -----------      -----------
Total other (income) expense                                          (76)           9,212
                                                              -----------      -----------

Loss before tax benefit                                          (147,530)        (120,932)

Income tax benefit                                                (63,640)         (49,100)
                                                              -----------      -----------
Net loss before dividends                                         (83,890)         (71,832)

Deemed dividends on series A convertible preferred stock          100,886               --
                                                              -----------      -----------
Net loss attributable to common shareholders                  $  (184,776)     $   (71,832)
                                                              ===========      ===========

Net loss per share:
     Basic                                                    $     (0.05)     $     (0.02)
                                                              ===========      ===========
     Diluted                                                  $     (0.05)     $     (0.02)
                                                              ===========      ===========

Weighted average number of common shares and equivalents:
     Basic                                                      3,934,128        3,572,000
                                                              ===========      ===========
     Diluted                                                    3,934,128        3,572,000
                                                              ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                                        Three Months
                                                                                            Ended
                                                                                        September 30,
                                                                                     2002           2001
                                                                                  ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (Unaudited)    (Unaudited)
Cash flows from operating activities:
     Net loss                                                                     $ (83,890)     $ (71,832)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                              23,911         18,872
          Stock based compensation                                                   80,826          8,318
          Minority interest in subsidiary loss                                      (13,834)            --
          Deferred income taxes                                                     (66,500)       (48,300)
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                 (215,385)      (190,554)
               Inventory                                                              2,136         54,341
               Other current assets                                                 (54,297)        17,399
               Other assets                                                            (700)            --
               Accounts payable and accrued expenses                                 77,974        (23,035)
               Customer deposits                                                    (24,258)            --
               Payroll taxes payable                                                    (62)        (8,024)
               Income taxes payable                                                      --        (19,000)
                                                                                  ---------      ---------
        Net cash used  by operating activities                                     (274,079)      (261,815)

Cash flows from investing activities:
     Investment in marketable securities                                             34,782             --
     Acquisition of property, equipment and software development                    (64,640)        (3,138)
                                                                                  ---------      ---------
          Net cash used in investing activities                                     (29,858)        (3,138)

Cash flows from financing activities:
     Proceeds (payments) on bank loan and line of credit                            423,331        300,000
     Certificate of deposit, pledged                                               (300,000)            --
     Payments on long-term debt                                                     (75,331)        (6,000)
     Payments on lease obligations                                                   (5,758)        (3,457)
     Loan officers and shareholders - net                                            16,146         29,037
                                                                                  ---------      ---------
          Net cash provided  by  financing activities                                58,388        319,580
                                                                                  ---------      ---------

          Net increase (decrease) in cash and cash equivalents                     (245,549)        54,627

Cash and cash equivalents at beginning of period                                    282,286            927
                                                                                  ---------      ---------
          Cash and cash equivalents at end of period                              $  36,737      $  55,554
                                                                                  =========      =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                                $  14,580      $   9,450
                                                                                  =========      =========
          Taxes                                                                   $      --      $  19,000
                                                                                  =========      =========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

                                                  2002            2001
                                              ---------         -------
Stock options                                   960,000         375,000
Warrants                                        546,875              --
Convertible Preferred Stock                   1,000,000              --

All references to weighted average shares outstanding and per share amounts have been restated to give retroactive effect to the stock dividend (see Note 4) for all periods presented

Note 3 - Inventories

Inventories at September 30, 2002, and June 30, 2002 consist of the following:

                                                  September              June
                                                    2002                 2002
                                                 ----------           ----------
Raw materials                                    $  275,195           $  318,527
Work-in-process                                     141,565              190,068
Finished goods                                    1,198,600            1,108,901
                                                 ----------           ----------

                                                 $1,615,360           $1,617,496
                                                 ==========           ==========

Note 4 - Stock Dividend

On October 11, 2001, the Company's Board of Directors voted to issue a 5% stock dividend to shareholders of record as of October 15, 2001. As a result of the stock dividend, 178,628 shares were issued.

Note 5 - Bank Line of Credit

The Company has a $500,000 revolving credit line that expires in November 2002. The Company has applied for an increased line of credit to replace the expiring line of credit and, although the Company believes it will be successful in establishing the new line of credit, it cannot be certain that any new credit will be extended. Substantially all of the Company's assets and the personal guarantee of an officer/shareholder collateralize the outstanding balances. The credit line requires the maintenance of a minimum tangible net worth, as defined. Interest is payable monthly at 1.0% plus the prime rate (5.75% at September 30, 2002). In August 2002, the bank granted an additional $285,000 revolving credit line due to expire in August 2003. The Company pledged a certificate of deposit in the amount of $300,000 as collateral for this loan.

The Company's 51% owned foreign subsidiary, ECSI-LTD has established a working capital line of credit of $100,000 with a foreign bank. The line is guaranteed by an irrevocable standby letter of credit, which is secured by the Company's $500,000 revolving credit line. The letter of credit is due to expire in November 2002 and the Company has applied to renew it.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following is a discussion of Electronic Control Security Inc.'s ("we", "us", or the "Company") financial condition, our plan of operation and liquidity. This discussion should be read together with our financial statements and notes included in this report, as well as those included in our Annual Report on Form 10-K for the year ended June 30, 2002.

Results of Operations - Three Months Ended September 30, 2002 ("2002 period") Compared to Three Months Ended September 30, 2001 ("2001 period").

REVENUES. We had net revenues of $813,421 for the 2002 period, as compared to revenues of $482,314, for the 2001 period. In the 2001 period, we encountered delays in obtaining the approval of final release dates on certain contracts which resulted in the deferral of anticipated revenues. Currently, certain projects in our backlog as well as committed orders were placed on hold due to funding restrictions affecting certain government agencies. Customers also delayed the approval of final release dates.

GROSS MARGINS. Gross margins in the 2002 period were 37.27% of revenues as compared to 36.34% of revenues in the 2001 period. The increase in the 2002 quarter is primarily due to the sale of higher gross margin products in the period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased in the 2002 period to $369,941, as compared to $278,697 in the 2001 period. The increases in 2002 are primarily the result of increased marketing and business development costs and increases associated with our 51% owned foreign subsidiary which commenced operations in May 2002.

STOCK BASED COMPENSATION. In second half of the year ended June 30, 2002, we issued stock and stock options to various consultants which are being amortized over the related service periods. This resulted in a charge of $80,826 in the 2002 period. We had $8,318 in stock based compensation in the 2001 period. Stock-based compensation is non-cash and therefore has no impact on our cash flows or liquidity.

INTEREST EXPENSE. Interest expense in the 2002 period was $14,580, as compared to $9,450 for the comparable period in 2001. The increase was attributable to higher outstanding debt balances in 2002 period.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from our 51% owned foreign subsidiary was $13,834 for the 2002 period. The subsidiary was formed in January 2002 and commenced operations in May 2002.

INCOME TAX BENEFIT. In the 2002 and 2001 period, we recognized the tax benefits from the respective year's net operating loss which will be used to offset taxable income in a future year.

NET LOSS. As a result of the foregoing, net loss for the years ended September 30, 2002 and 2001 was $(83,890) and $(71,832), respectively

NET LOSS PER SHARE. For purposes of calculating net loss per share, deemed dividends totaling $100,886 are reflected as an increase in net loss attributable to common shareholders for the three months ended September 30, 2002. We have recorded a deemed dividend totaling $1,008,861 to reflect the beneficial conversion price of its Series A Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. The deemed dividend was being amortized over 120 days, commencing from the date of closing to the date the preferred stock first became convertible. This adjustment has no impact on our net equity of since the offset to the deemed dividend is an offsetting increase in additional paid-in capital. The deemed dividend accounted for $(.03) out of the $(.05) loss per share for the three months ended September 30, 2002

Liquidity and Capital Resources

      At September 30, 2002, we had working capital of $2.25 million, including $36,767 in cash, $1.18 million in accounts receivable and $1.6 million in inventory. Net cash used by operating activities for the 2002 period was $274,079 as compared to $261,815 for the 2001 period. Accounts receivable relative to sales volume remained high because sales to two customers, which represent five different projects that occurred largely in the last four months of fiscal 2002, represents approximately 59% of outstanding accounts receivable at September 30, 2002. We expect that payments will be received during the second quarter of fiscal 2003. Inventory also remained high as we have been building our inventory levels in anticipation of shipments of backlog and firm contract commitments.

      Investing activities for the 2002 period included purchases of $64,640 for software and equipment. We do not have any material commitments for capital expenditures. We also liquidated its marketable securities in the period.

      Financing activities in the 2002 period included additional proceeds from bank financing totaling $423,331. We have available a revolving line of credit for up to $500,000 which is due to expire in November 2002. The line bears interest at the rate of 1% above prime and is secured by substantially all of our assets of and the personal guaranty of Arthur Barchenko. We have applied for an increased credit line to replace the expiring line of credit and, although we believe that we will be successful in establishing the new credit line, we cannot guarantee that we will be successful in our efforts. In August 2002, the bank granted an additional line of credit in the amount of $285,000. This line is due to expire in August 2003, bears interest at the rate of 1% above prime and is secured by a certificate of deposit in the amount of $300,000.

      In addition, we have a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum.

      We may seek to invest in or acquire other entities in the security industry. We may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we may have to obtain third party financing which may not available on terms acceptable or favorable to us, or at all.

      We anticipate that, other than as may be required for investments or acquisitions, cash on hand together with cash generated from operations, as final release dates on backlog are obtained along with cash available under the line of credit, will be sufficient to provide for our working capital needs for the next twelve months. However, we are actively seeking sources of credit to broaden our financing base to meet unforeseen needs in connection with our business.

Discussion of Quarterly Results and Outlook

      We have not seen the momentum in the security industry we expected as a result of the terrorist attacks perpetrated against the United States on September 11, 2001. Public and private spending on security products has not risen as rapidly as, or the extent that, we had expected or hoped. The Homeland Defense initiatives proposed by the United States Congress during 2001 and 2002 have not had as far-reaching an impact on our business as we expected. Congress has been slow to allocate federal funding for Homeland Security projects for a number of reasons, including the fact that (i) it has been focused on other critical issues, such as how to deal with Afghanistan and Iraq; (ii) it has been focusing on the recent mid-term elections; (iii) the strain on the US economy has affected the amount of funds available for allocation to Homeland Security projects; and (iv) there has been political infighting between the national political parties as to the purposes for which funds are to be used and the manner in which funds will be released.

      In addition, the global economic downturn has negatively affected most of our customers and potential customers, including various government agencies worldwide. Generally, private entities are experiencing weaker operating results and, consequently, have chosen not to invest in our security equipment. We believe that these factors are negatively affecting our customers ability, including national governments, to pay our invoices on normal terms and our collection of invoices is running significantly behind our standard credit terms of net 30 days. We believe that national governments worldwide have been focused on enacting measures to spur economic growth and have not budgeted as much to security issues as we originally had expected they would immediately following 9/11.

      While our expectations as to the extent of spending on security infrastructure by the public and private sectors has not been met, we have been able to generate significant sales as evidenced by our backlog for firm orders at September 30, 2002 of signed contracts aggregating approximately $2.9 million, in addition to, contract commitments for approximately $5.1 million, all of which we expect to release and ship over the next nine to twelve months. We remain optimistic that the security industry will benefit from the wide-scale implementation of a US Homeland Security program and similar initiatives worldwide. We also believe that interest in our products will continue to grow nationally and worldwide as global economic conditions improve.

      We expect to see positive results from the various marketing initiatives we commenced during fiscal 2002. We anticipate that as individual dealers who participate in the 200 member nationwide security products dealer-installer organization with which we entered into an agreement in September 2002 become familiar with our company, interest in our products will increase and we hope to see orders emanating from these dealer-installers over the next several quarters. We also expect to fully integrate the team of security specialists who we acquired in fiscal 2002 who specialize in threat vulnerability assessment; technology application; and testing of intrusion, detection and assessment systems. We expect this division, the personnel of which has extensive experience with federal government bidding and contracts, to develop additional sources of business during fiscal 2002. Further, we hope that the new products we developed or licensed during last fiscal year, including the advanced perimeter detection system which we licensed from Pennsylvania State University and the unmanned aerial surveillance system which we developed in partnership with a third party, will enhance our product line.

      Our financial condition remains tied to our ability to:

            o     collect invoices in a timely fashion;

            o     generate new business; and

            o obtain sources of financing to take advantage of business and acquisition opportunities as they arise.

      We have shipped orders to clients as required by our agreements and the more timely receipt of payment for such orders will improve our ongoing cash flow. However, collection of accounts receivable is running significantly behind credit terms issued which may negatively impact our cash flow. We are dependent upon our lines of credit to provide cash for daily operations. Our current bank lines of credit are fully drawn. We are seeking to renew and increase our existing lines of credit and are actively seeking to identify other sources of financing. Our failure to renew our existing lines of credit would have a material adverse effect on our business and results of operations.

      We currently have sufficient orders and business to ensure our financial security for the foreseeable future. We remain committed to pursuing acquisitions that may add to our revenues and enhance both our product line and ultimately, our ability to compete in our industry. It is likely that we will require additional financing or other sources of capital to complete any acquisitions. We are negotiating with our primary lender to increase our line of credit to meet unanticipated opportunities and demands. We also are seeking other sources of funding, though we can not be certain that any such funding will become available on favorable terms.

FORWARD-LOOKING STATEMENTS

      Our company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our company's current and future capital needs, uncertainty of capital funding, government initiatives to implement Homeland Security measures, the state of the worldwide economy, competition, our customer's ability to pay our invoices within our standard credit terms, and other risks detailed in our company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. We undertake no obligation to publicly update or revise any forward-looking statements.

Item 3. Controls and Procedures.

      The chief executive officer and the chief financial officer, with the assistance of key employees throughout the company, including its subsidiaries, have evaluated the company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are adequate. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Disclosure controls and procedures are the company's controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

             Exhibit No.             Title
             -----------             -----

             99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

             None.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

      The following pages include the Signatures page for this Form 10-QSB, and the Certification of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

      The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting. Item 3 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

      The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ELECTRONIC CONTROL SECURITY INC.


Date: November 13, 2002                     By: /s/ Arthur Barchenko
                                               -------------------------
                                            Arthur Barchenko
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                  CERTIFICATION

I, Arthur Barchenko, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Electronic Control Security Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                    By: /s/ Arthur Barchenko
                                               ---------------------
                                                   Arthur Barchenko
                                                   Chief Executive Officer and
                                                   Chief Financial Officer