Form 10QSB
period 2002-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2003-02-14
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: DECEMBER 31, 2002

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

                                 (973) 574-8555
                           (Issuer's telephone number)

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                 December 31,        June 30,
                                                                                     2002              2002
                                                                                 ------------       -----------
ASSETS                                                                            (Unaudited)
Current assets
      Cash and cash equivalents                                                   $    49,545       $   282,286
      Certificate of deposit, pledged                                                 300,000                --
      Marketable securities, available for sale                                            --            32,485
      Accounts receivable, net of allowance of $25,000                              1,189,459           964,124
      Inventories                                                                   1,630,514         1,617,496
      Deferred income taxes                                                           348,703           282,000
      Other current assets                                                            196,825           113,336
                                                                                  -----------       -----------

          Total current assets                                                      3,715,046         3,291,727

Property, equipment and purchased software at cost
     net of accumulated depreciation of $416,786 and $382,427                         289,432           288,864
Intangible assets at cost net of
     accumulated amortization of $59,566 and $34,811                                  235,914           129,566
Goodwill                                                                               50,000            50,000
Deferred income taxes                                                                  14,000            14,000
Other assets                                                                           26,929            26,229
                                                                                  -----------       -----------

                                                                                  $ 4,331,321       $ 3,800,386
                                                                                  ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                       $   630,923       $   445,454
      Bank line of credit                                                             685,000           300,000
      Current maturities of long-term debt                                             99,996           124,996
      Obligations under capital leases                                                 15,706            15,150
      Customer deposits                                                                    --            24,258
      Payroll taxes payable                                                             7,464            13,837
      Income taxes payable                                                              5,322             5,322
      Due to officers and shareholders                                                 37,762            19,353
                                                                                  -----------       -----------

          Total current liabilities                                                 1,482,173           948,370

Noncurrent liabilities
      Obligations under capital leases                                                  6,483            17,888
      Long-term debt                                                                  291,671           341,671
      Deferred income taxes                                                            31,000            31,000
                                                                                  -----------       -----------

          Total liabilities                                                         1,811,327         1,338,929

Minority interest                                                                          --            21,217

Shareholders' equity
     Series A Convertible Preferred stock, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized,
          1,000,000 shares issued and outstanding                                      10,000            10,000
      Common Stock, $.001 par value; 15,000,000 shares authorized;
          4,034,128 and 4,034,128 shares issued; 3,934,128 and 3,934,128
         shares outstanding, respectively                                               4,034             4,034
      Additional paid-in capital                                                    4,891,247         4,790,361
      Accumulated deficit                                                          (2,033,125)       (1,848,044)
      Accumulated other comprehensive income                                               --            (2,297)
      Deferred compensation                                                          (342,162)         (503,814)
      Treasury stock, at cost, 100,000 shares                                         (10,000)          (10,000)
                                                                                  -----------       -----------

          Total shareholders' equity                                                2,519,994         2,440,240
                                                                                  -----------       -----------

                                                                                  $ 4,331,321       $ 3,800,386
                                                                                  ===========       ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                         Six Months                          Three Months
                                                                           Ended                                Ended
                                                                        December 31,                        December 31,
                                                                  2002              2001               2002             2001
                                                               -----------       -----------       -----------       -----------
                                                               (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Revenues                                                       $ 1,986,620       $ 1,279,070       $ 1,173,199       $   796,756
Cost of revenues                                                 1,154,289           582,193           644,029           275,174
                                                               -----------       -----------       -----------       -----------

          Gross profit                                             832,331           696,877           529,170           521,582
                                                               -----------       -----------       -----------       -----------

 Selling, general  and administrative expenses                     816,967           582,829           447,026           304,132
 Stock based compensation                                          161,652            27,368            80,826            19,050
                                                               -----------       -----------       -----------       -----------

          Income (loss) from operations                           (146,288)           86,680             1,318           198,400

Other (income) expense
     Interest expense                                               31,359            27,958            16,779            18,508
     Interest income                                                (5,634)             (324)             (896)              (86)
     Minority interest in subsidiary loss                          (27,891)               --           (14,057)               --
     Loss on sale of marketable securities                           3,916                --                --                --
                                                               -----------       -----------       -----------       -----------

Total other (income) expense                                         1,750            27,634             1,826            18,422
                                                               -----------       -----------       -----------       -----------

Income (loss) before tax provision (benefit)                      (148,038)           59,046              (508)          179,978

Income tax provision (benefit)                                     (63,843)           19,200              (203)           68,300
                                                               -----------       -----------       -----------       -----------

Net income (loss) before dividends                                 (84,195)           39,846              (305)          111,678

Deemed dividends on series A convertible preferred stock           100,886                --                --                --
                                                               -----------       -----------       -----------       -----------

Net income (loss) attributable to common shareholders          $  (185,081)      $    39,846       $      (305)      $   111,678
                                                               ===========       ===========       ===========       ===========

Net income (loss) per share:
     Basic                                                     $     (0.05)      $      0.01       $     (0.00)      $      0.03
                                                               ===========       ===========       ===========       ===========
     Diluted                                                   $     (0.05)      $      0.01       $     (0.00)      $      0.03
                                                               ===========       ===========       ===========       ===========

Weighted average number of common shares and equivalents:
     Basic                                                       3,934,128         3,799,269         3,934,128         3,847,911
                                                               ===========       ===========       ===========       ===========
     Diluted                                                     3,934,128         4,060,975         3,934,128         4,172,689
                                                               ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                              Six Months
                                                                                Ended
                                                                             December 31,
                                                                         2002            2001
                                                                      ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (Unaudited)      (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                $ (84,195)      $  39,846
     Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
          Depreciation and amortization                                  59,114          31,775
          Stock based compensation                                      161,652          27,368
          Minority interest in subsidiary loss                          (27,891)             --
          Deferred income taxes                                         (66,703)         20,000
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                     (225,335)       (487,369)
               Inventory                                                (13,018)         29,990
               Other current assets                                     (76,815)         (3,149)
               Other assets                                                (700)         (1,312)
               Accounts payable and accrued expenses                    185,469        (135,699)
               Customer deposits                                        (24,258)             --
               Payroll taxes payable                                     (6,373)         (6,757)
               Income taxes payable                                          --         (19,000)
                                                                      ---------       ---------
        Net cash used  by operating activities                         (119,053)       (504,307)

Cash flows from investing activities:
     Investment in marketable securities                                 34,782              --
     Acquisition of property, equipment and software development       (166,030)        (37,573)
                                                                      ---------       ---------
          Net cash used in investing activities                        (131,248)        (37,573)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                 --          28,700
     Proceeds (payments) on bank loan and line of credit                385,000         525,000
     Certificate of deposit, pledged                                   (300,000)             --
     Payments on long-term debt                                         (75,000)        (20,333)
     Payments on lease obligations                                      (10,849)         (7,100)
     Loan officers and shareholders - net                                18,409          21,569
                                                                      ---------       ---------
          Net cash provided  by  financing activities                    17,560         547,836
                                                                      ---------       ---------

          Net increase (decrease) in cash and cash equivalents         (232,741)          5,956

Cash and cash equivalents at beginning of period                        282,286             927
                                                                      ---------       ---------

          Cash and cash equivalents at end of period                  $  49,545       $   6,883
                                                                      =========       =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                    $  31,359       $  27,958
                                                                      =========       =========
          Taxes                                                       $      --       $  19,000
                                                                      =========       =========

Non cash investing activity
   Purchase of equipment for customers receivable balance                             $ 153,833
                                                                                      =========

                 See Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

In determining basic or diluted earnings per share (EPS), the effects of deemed dividends related to the Company's Series A convertible preferred stock is added to the net loss.

Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation, as they are anti-dilutive.

                                                  2002        2001
                                               ---------   ---------
            Stock options                        960,000     375,000
            Warrants                             546,875          --
            Convertible Preferred Stock        1,000,000          --

All references to weighted average shares outstanding and per share amounts have been restated to give retroactive effect to the stock dividend (see Note 4) for all periods presented.

Note 3 - Inventories

Inventories at December 31, 2002, and June 30, 2002 consist of the following:

                                           December          June
                                             2002            2002
                                          ----------      ----------
            Raw materials                 $  249,312      $  318,527
            Work-in-process                  202,414         190,068
            Finished goods                 1,178,788       1,108,901
                                          ----------      ----------
                                          $1,630,514      $1,617,496
                                          ==========      ==========

Note 4 - Stock Dividend

On October 11, 2001, the Company's Board of Directors voted to issue a 5% stock dividend to shareholders of record as of October 15, 2001. As a result of the stock dividend, 178,628 shares were issued.

Note 5 - Bank Line of Credit

The Company's $500,000 revolving credit line was extended an additional year to November 2003. Substantially all of the Company's assets and the personal guarantee of an officer/shareholder collateralize the outstanding balances. The credit line requires the maintenance of a minimum tangible net worth, as defined. Interest is payable monthly at 1.0% plus the prime rate for a total of 5.25% at December 31, 2002. In August 2002, the the Company obtained an additional $285,000 revolving credit line, secured by a Company certificate of deposit in the amount of $300,000 plus accrued interest, which is due to expire in August 2003.

The Company's 51% owned foreign subsidiary, ECSI-LTD established a working capital line of credit of $100,000 with a foreign bank. The line was guaranteed by an irrevocable standby letter of credit, which was secured by the Company's $500,000 revolving credit line. In January 2003, the letter of credit was drawn upon to pay approximately $85,000 of ECSI-LTD debt and not renewed. ECSI-LTD has ceased to exist as an operating subsidiary of the Company. The Company has established a new foreign operating subsidiary to conduct the Company's business in the Middle East.

Note 6- Series A Convertible Preferred Stock

In March 2002, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock. The Preferred Stock provides for an annual dividend of $.20 per share, payable quarterly, (payable in cash or shares of common stock valued at $2.00 per share), when, as and if declared by the Board of Directors. Dividends are to be paid on a cumulative basis. Cumulative but undeclared dividends at December 31, 2002 totaled approximately $150,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following is a discussion of our financial condition, our plan of operation and liquidity. This discussion should be read together with our financial statements and notes included in this report, as well as those included in our Annual Report on Form 10-K for the year ended June 30, 2002.

Results of Operations

Six Months Ended December 31, 2002 ("2002 period") Compared to Six Months Ended December 31, 2001 ("2001 period") and Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001.

REVENUES. We had net revenues of $1,986,620 for the 2002 period, as compared to revenues of $1,279,070, for the 2001 period. Revenues for the quarter ended December 31, 2002 were $1,173,199, as compared to $796,756 for the same quarter in 2001. In the 2001 period, we encountered delays in obtaining the approval of final release dates on certain contracts which resulted in the deferral of anticipated revenues. Currently, certain projects in our backlog as well as committed orders were released due to funding approval which has led to increased revenue in the 2002 period when compared to the 2001 period.

GROSS MARGINS. Gross margins in the 2002 period were 41.9% of revenue as compared to 54.5% of revenue in the 2001 period. Gross margins for the three months ended December 31, 2002 were 45.1% of revenue as compared to 65.5% of revenue in the comparable 2001 quarter. The decreases in 2002 are primarily due to the sale of lower gross margin products and services in the period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased in the 2002 period to $816,967, as compared to $582,289 in the 2001 period. The quarter ended December 31, 2002 also increased to $447,026, as compared to $304,132, for the comparable 2001 quarter. The increases in 2002 are primarily the result of increased marketing and business development expenses and expenses associated with the Company's 51% owned foreign subsidiary which commenced operations in May 2002.

STOCK BASED COMPENSATION. Stock based compensation increased in the 2002 period to $161,652, as compared to $27,368 in the 2001 period. The quarter ended December 31, 2002 also increased to $80,826, as compared to $19,050, for the comparable 2001 quarter. The increases in the 2002 period are primarily a result of stock and stock options issued to various consultants in the second half of the year ended June 30, 2002. The aggregate amount of approximately $575,000 is being amortized over the related service periods. Stock-based compensation is non-cash and therefore has no impact on the Company's cash flows or liquidity.

INTEREST EXPENSE. Interest expense in the 2002 period was $31,359, as compared to $27,958 for the comparable period in 2001. The increase was primarily attributable to higher outstanding debt balances in the 2002 period that were partially offset by lower interest rates.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from our 51% owned foreign subsidiary was $27,891 for the 2002 period. The subsidiary was formed in January 2002 and commenced operations in May 2002.

INCOME TAX BENEFIT. In the 2002 period, we recognized the tax benefits from the year to date's net operating loss which will be used to offset taxable income in a future period.

NET INCOME (LOSS). Net income (loss) before dividends for the six months ended December 31, 2002 and 2001 was $(84,195) and $39,846, respectively. Net income
(loss) before dividends for the three months ended December 31, 2002 and 2001 was $(305) and $111,678, respectively.

NET INCOME (LOSS) PER SHARE. For purposes of calculating net loss per share, deemed dividends totaling $100,886 are reflected as an increase in net loss attributable to common shareholders for the six months ended December 31, 2002. We have recorded a deemed dividend totaling $1,008,861 to reflect the beneficial conversion price of its Series A Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. The deemed dividend was amortized over 120 days, commencing from the date of closing to the date the preferred stock first became convertible. The deemed dividend has no impact on the Company's net equity since the offset to the deemed dividend is an identical increase in additional paid-in capital. The deemed dividend accounted for $(.03) out of the $(.05) loss per share for the six months ended December 31, 2002

LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2002, the Company had working capital of $2.2 million, including $49,545 in cash, $1.19 million in accounts receivable, $1.63 million in inventory and $630,923 of accounts payable. Net cash used by operating activities for the 2002 period was $119,053 as compared to $504,307 for the 2001 period. Inventory has remained high in anticipation of shipments of backlog and firm contract commitments.

Investing activities for the 2002 period included purchases of $166,030 for software and equipment. The Company does not have any material commitments for capital expenditures and liquidated its marketable securities of $32,485 in the period.

Financing activities in the 2002 period included additional proceeds from bank financing totaling $385,000. As of February 13, 2003, the Company has $140,000 available on a revolving line of credit of $500,000 which is due to expire in November 2003. The line bears interest at the rate of 1% above prime and is secured by substantially all of the Company's assets and the personal guaranty of Arthur Barchenko. In August 2002, the Company obtained an additional line of credit in the amount of $285,000, secured by a certificate of deposit in the amount of $300,000 plus accrued interest, which is fully drawn. This line is due to expire in August 2003 and bears interest at the rate of 1% above prime.

Additionally, the Company has a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. The term loan is due to be paid in full by November, 2006.

The Company may seek to invest in or acquire other entities in the security industry. The Company may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we may have to obtain third party financing.

The Company anticipates that, other than as may be required for investments or acquisitions, cash on hand together with cash generated from operations, along with cash available under the line of credit, will be sufficient to provide for our working capital needs. However, we may seek additional sources of credit to broaden our financing base to meet unforeseen needs in connection with our business.

Discussion of Quarterly Results and Outlook

We still have not seen the significant acceleration of spending in the security industry that we expected as a result of the terrorist attacks perpetrated against the United States on September 11, 2001 and the resulting heightened awareness of potential terrorist activity. Also, the Homeland Defense initiatives proposed by the United States Congress during 2001 and 2002 have not had as positive an impact on our business as we expected. Still, despite the above mentioned factors, we were able to increase our revenue by about $700,000 over the same six month period in 2001. The higher sales were the result of the release of backlogged project orders to new and existing customers such as the Department of Energy and Aramco Refineries. Although Congress has been slower than we expected in allocating federal funding for Homeland Security projects we have been submitting numerous bids for security projects. We anticipate that being awarded business from some of these project bids will continue to help us surpass fiscal 2002 revenue results although history has shown that the timing of our sales is very difficult to predict.

In addition, we believe the global economic downturn has negatively affected most of our customers and potential customers, including various government agencies worldwide. Generally, private entities are experiencing weaker operating results and, consequently, have chosen not to invest in our security equipment. We believe that these factors are negatively affecting our customers ability, including national governments, to pay our invoices on normal terms and our collection of invoices is running significantly behind our standard credit terms of net 30 days. Our day's sales outstanding (DSO) was 109 days for the six months ending December 31, 2002 as compared to our DSO of 87 days for the six months ending December 31, 2001. We believe the increase in DSO is indicative of the more difficult times encountered by our customers. We believe that national governments worldwide have been focused on enacting measures to spur economic growth and have not budgeted as much for security issues as we originally had expected they would immediately following September 11, 2001. The possible military conflict with Iraq may have also have an impact on security spending but given our experience with September 11, 2001, our visibility on this matter is limited.

While our expectations as to the extent of spending on security infrastructure by the public and private sectors have not been met, we have been able to generate increased sales as evidenced by the revenue in the 2002 period as compared with 2001. We remain optimistic that the security industry will benefit from the wide-scale implementation of a U.S. Homeland

Security program and similar initiatives worldwide. We also believe that interest in our products will continue to grow nationally and worldwide as global economic conditions improve.

      We expect to see positive results from the various marketing initiatives we commenced during fiscal 2002. We anticipate that as individual dealers who participate in the 200 member nationwide security products dealer-installer-integrator organization with which we entered into an agreement in September 2002 become familiar with our company, interest in our products will increase and we hope to see orders emanating from these dealer-installers-integrators over the next several quarters. We are addressing the security of the infrastructure of our nation and are working on numerous projects including the protection of two water facilities and two chemical facilities in the northeast and the southeast regions of the United States.

The Company's financial condition remains dependent upon to our ability to:

      o     collect invoices in a consistent timely fashion;

      o     continually generate new business; and

      o obtain sources of financing to take advantage of business and acquisition opportunities as they arise.

      We have shipped orders to clients as required by our agreements and the more timely receipt of payment for such orders will improve our ongoing cash flow. We are dependent upon our lines of credit to provide cash for daily operations. As of February 13, 2003, our current bank lines have $140,000 of available credit. Our failure to renew our existing lines of credit could have a material adverse effect on our ability to conduct business and our results of operations.

On March 14, 2002, we closed our Series A Convertible Preferred Stock offering. Although no dividends have been declared to date on the Preferred Stock, the Board of Directors does intend to consider the matter of declaring a dividend on or around the first anniversary of the closing date.

      We currently have sufficient orders and business to ensure our financial stability for the foreseeable future. We remain committed to pursuing acquisitions that may add to our revenues and enhance both our product line and, ultimately, our ability to compete in our industry. It is likely that we will require additional financing or other sources of capital to complete any acquisitions, as well as, take advantage of any major business opportunities that may arise. We also may seek other sources of funding, though we can not be certain that any such funding will become available on favorable terms.

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

Item 1. Legal Proceedings.

Item 2. Changes in Securities.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

      On January 17, 2003, the Company held its annual meeting of shareholders at its principal offices in Clifton, New Jersey. Shareholders were asked to vote on three matters, all of which represented proposals of the Board of Directors and all of which were approved by the holders of a majority of outstanding shares. At the meeting, of the 4,034,128 shares of the company's capital stock entitled to vote on the matters put to shareholders, the holders of 3,334,049 shares were present in person or by proxy, constituting a quorum under the corporate laws of New Jersey. The table below describes the actions upon which shareholders were asked to vote and the results of each vote.

------------------------------------------------- -------------- ----------------- ---------------- -----------------
                                                                                   Number of        Number of
Matter                                            Number of      Number of         Votes Against    Abstentions or
Considered                                        Votes Cast     Votes In Favor    or Withheld      Broker Non-Votes
------------------------------------------------- -------------- ----------------- ---------------- -----------------
Ratification of the Board's selection of
Demetrius & Company, L.L.C. as our auditors
for the fiscal year ending June 30, 2003          3,334,049      3,229,182         19,531           85,336
------------------------------------------------- -------------- ----------------- ---------------- -----------------
Ratification of an amendment to the company's
Incentive Stock Option Plan to increase the
number of stock options which may be granted
from 750,000 options to 1,000,000 options         2,139,196      1,982,339         154,232          2,625
------------------------------------------------- -------------- ----------------- ---------------- -----------------
The election of seven (7) directors
named below:
                                                  3,334,049      3,241,732                          92,317
         Arthur Barchenko                         3,334,049      3,243,782                          90,267
         Mark R. Barchenko                        3,334,049      3,243,782                          90,267
         Natalie Barchenko                        3,334,049      3,243,782                          90,267
         James R. Janis                           3,334,049      3,243,782                          90,267
         Gene Rabois                              3,334,049      3,243,782                          90,267
         Robert F. Reiter                         3,334,049      3,243,782                          90,267
         Edward Snow                              3,334,049      3,243,782                          90,267
------------------------------------------------- -------------- ----------------- ---------------- -----------------

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
                  99.1             Certification under Section 906 of the
                                   Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

               None.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

      The following pages include the Signatures page for this Form 10-QSB, and the Certification of the Chief Executive Officer (CEO)/Chief Financial Officer
(CFO) of the company.

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

                                            ELECTRONIC CONTROL SECURITY INC.

Date: February 13, 2003                     By: /s/ Arthur Barchenko
                                               -------------------------
                                               Arthur Barchenko
                                               Chief Executive Officer and
                                               Chief Financial Officer


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


Date: February 13, 2003                     By: /s/ Arthur Barchenko
                                               -------------------------
                                               Arthur Barchenko
                                               Chief Executive Officer and
                                               Chief Financial Officer