Form 10QSB
period 2003-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2003-05-15
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 12, 2003 there were 4,207,253 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                  March 31,        June 30,
                                                                                     2003             2002
                                                                                 -----------      -----------
                                                                                 (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                                  $   185,332      $   282,286
      Certificates of deposit, pledged                                               400,000               --
      Marketable securities, available for sale                                           --           32,485
      Accounts receivable, net of allowance of $25,000                               820,409          964,124
      Inventories                                                                  1,460,991        1,617,496
      Deferred income taxes                                                          358,231          282,000
      Other current assets                                                           209,214          113,336
                                                                                 -----------      -----------
          Total current assets                                                     3,434,177        3,291,727

Property, equipment, software development, and purchased software at cost
     net of accumulated depreciation of $430,225 and $382,427                        296,262          288,864
Intangible assets at cost net of
     accumulated amortization of $75,340 and $34,811                                 278,961          129,566
Goodwill                                                                              50,000           50,000
Deferred income taxes                                                                 14,000           14,000
Other assets                                                                          31,826           26,229
                                                                                 -----------      -----------
                                                                                 $ 4,105,226      $ 3,800,386
                                                                                 ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                      $   571,816      $   445,454
      Bank line of credit                                                            635,000          300,000
      Current maturities of long-term debt                                            99,996          124,996
      Obligations under capital leases                                                15,706           15,150
      Customer deposits                                                                   --           24,258
      Payroll taxes payable                                                           12,070           13,837
      Income taxes payable                                                             5,322            5,322
      Due to officers and shareholders                                                17,908           19,353
                                                                                 -----------      -----------
          Total current liabilities                                                1,357,818          948,370
Noncurrent liabilities
      Obligations under capital leases                                                   946           17,888
      Long-term debt                                                                 266,671          341,671
      Deferred income taxes                                                           31,000           31,000
                                                                                 -----------      -----------
          Total liabilities                                                        1,656,435        1,338,929

Minority interest                                                                         --           21,217

COMMITMENTS AND CONTINGENCIES - see notes

Shareholders' equity
     Series A Convertible Preferred stock, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized,
          925,000 shares issued and outstanding                                        9,250           10,000
      Common Stock, $.001 par value; 15,000,000 shares authorized;
          4,207,253 and 4,034,128 shares issued; 4,107,253 and 3,934,128
         shares outstanding, respectively                                              4,207            4,034
      Additional paid-in capital                                                   4,891,824        4,790,361
      Accumulated deficit                                                         (2,176,702)      (1,848,044)
      Accumulated other comprehensive income                                              --           (2,297)
      Deferred compensation                                                         (269,788)        (503,814)
      Treasury stock, at cost, 100,000 shares                                        (10,000)         (10,000)
                                                                                 -----------      -----------
          Total shareholders' equity                                               2,448,791        2,440,240
                                                                                 -----------      -----------
                                                                                 $ 4,105,226      $ 3,800,386
                                                                                 ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                       Nine Months                      Three Months
                                                                          Ended                             Ended
                                                                        March 31,                         March 31,
                                                                  2003             2002             2003             2002
                                                                  ----             ----             ----             ----
                                                              (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues                                                      $ 3,225,290      $ 1,888,913      $ 1,238,670      $   609,843
Cost of revenues                                                1,906,148          934,439          751,859          352,246
                                                              -----------      -----------      -----------      -----------
          Gross profit                                          1,319,142          954,474          486,811          257,597
                                                              -----------      -----------      -----------      -----------
                                                                   40.90%           50.53%           39.30%           42.24%
 Selling, general and administrative expenses                   1,387,163          732,996          570,196          150,167
 Stock based compensation                                         234,026           69,206           72,374           41,838
                                                              -----------      -----------      -----------      -----------
          Income (loss) from operations                          (302,047)         152,272         (155,759)          65,592

Other (income) expense
     Interest expense                                              48,490           44,191           17,131           16,233
     Interest income                                               (5,870)          (7,223)            (236)          (6,899)
     Minority interest in subsidiary loss                         (39,170)              --          (11,279)              --
     Loss on sale of marketable securities                          3,916               --               --               --
                                                              -----------      -----------      -----------      -----------

Total other (income) expense                                        7,366           36,968            5,616            9,334
                                                              -----------      -----------      -----------      -----------

Income (loss) before tax provision (benefit)                     (309,413)         115,304         (161,375)          56,258

Income tax provision (benefit)                                    (81,641)          44,200          (17,798)          25,000
                                                              -----------      -----------      -----------      -----------

Net income (loss) before dividends                               (227,772)          71,104         (143,577)          31,258

Deemed dividends on series A convertible preferred stock          100,886          142,922               --          142,922
                                                              -----------      -----------      -----------      -----------

Net loss attributable to common shareholders                  $  (328,658)     $   (71,818)     $  (143,577)     $  (111,664)
                                                              ===========      ===========      ===========      ===========


Net loss per share:
     Basic                                                    $     (0.08)     $     (0.02)     $     (0.04)     $     (0.03)
                                                              ===========      ===========      ===========      ===========
     Diluted                                                  $     (0.08)     $     (0.02)     $     (0.04)     $     (0.03)
                                                              ===========      ===========      ===========      ===========

Weighted average number of common shares and equivalents:
     Basic                                                      3,959,082        3,836,048        3,984,128        3,923,795
                                                              ===========      ===========      ===========      ===========
     Diluted                                                    3,959,082        3,836,048        3,984,128        3,923,795
                                                              ===========      ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                                                 Nine Months
                                                                                                    Ended
                                                                                                  March 31,
                                                                                             2003           2002
                                                                                             ----           ----
                                                                                          (Unaudited)    (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 Cash flows from operating activities:
     Net income (loss)                                                                    $  (227,772)   $    71,104
     Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
          Depreciation and amortization                                                        88,327         52,076
          Stock based compensation                                                            234,026         69,206
          Minority interest in subsidiary loss                                                (39,170)            --
          Deferred income taxes                                                               (76,231)        45,000
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                            143,715       (542,081)
               Inventory                                                                      156,505        (25,643)
               Other current assets                                                           (77,925)       (82,917)
               Other assets                                                                    (5,597)        (1,312)
               Accounts payable and accrued expenses                                          126,362       (237,032)
               Customer deposits                                                              (24,258)            --
               Payroll taxes payable                                                           (1,767)        (4,433)
               Income taxes payable                                                                --        (19,000)
               Other liabilities                                                                   --       (104,525)
                                                                                          -----------    -----------
        Net cash provided (used) by operating activities                                      296,215       (779,557)

Cash flows from investing activities:
     Investment in marketable securities                                                       34,782        (71,874)
     Acquisition of property, equipment and software development                             (245,120)       (65,697)
                                                                                          -----------    -----------
          Net cash used in investing activities                                              (210,338)      (137,571)

Cash flows from financing activities:
     Proceeds from issuance of convertible preferred stock                                                 1,682,244
     Proceeds from exercise of stock options                                                       --         28,760
     Proceeds (payments) on bank loan and line of credit                                      310,000        193,999
     Certificate of deposit, pledged                                                         (400,000)            --
     Payments on long-term debt                                                               (75,000)       (45,332)
     Payments on lease obligations                                                            (16,386)       (11,411)
     Loan officers and shareholders - net                                                      (1,445)      (212,604)
                                                                                          -----------    -----------
          Net cash provided  (used) by  financing activities                                 (182,831)     1,635,656
                                                                                          -----------    -----------

          Net increase (decrease) in cash and cash equivalents                                (96,954)       718,528

Cash and cash equivalents at beginning of period                                              282,286            927
                                                                                          -----------    -----------

          Cash and cash equivalents at end of period                                      $   185,332    $   719,455
                                                                                          ===========    ===========

Supplemental disclosures of cash flow information Cash paid
  during the period for:
          Interest                                                                        $    48,490    $    44,191
                                                                                          ===========    ===========
          Taxes                                                                           $        --    $    19,000
                                                                                          ===========    ===========

Non cash investing activity
   Purchase of equipment for customers receivable balance                                                $   153,833
                                                                                                         ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

Certain prior year balances have been reclassified to conform to the current year presentation

Note 2 - New Accounting Pronouncements

In December 2003, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee and non-employee directors compensation plans in an entity's accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The amendments to the disclosure and transition provisions of Statement No. 123 are effective for fiscal years ending after December 15, 2002, and interim periods beginning after December 31, 2002. The company adopted the disclosure provisions in its March 31, 2003 interim financial statements.

Note 3 - Foreign Subsidiary

In January 2003, ECSI-LTD, ceased to exist as an operating subsidiary of the Company. The Company has established a new foreign operating subsidiary, of which it owns a 75% interest, to conduct the Company's business in the Middle East.

Note 4 - Earnings Per Share

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

                                                 2003              2002
                                                 ----              ----
      Stock options                             960,000           375,000
      Warrants                                  546,875                --
      Convertible Preferred Stock               925,000                --

All references to weighted average shares outstanding and per share amounts have been restated to give retroactive effect to the stock dividend (see Note 6) for all periods presented.

Note 5 - Inventories

Inventories at March 31, 2003, and June 30, 2002 consist of the following:

                                      March          June
                                      2003           2002
                                      ----           ----

      Raw materials               $  226,226     $  318,527
      Work-in-process                214,234        190,068
      Finished goods               1,020,531      1,108,901
                                  ----------     ----------
                                  $1,460,991     $1,617,496
                                  ==========     ==========

Note 6 - Stock Dividend

On October 11, 2001, the Company's Board of Directors voted to issue a 5% common stock dividend to common stock shareholders of record as of October 15, 2001. As a result of the stock dividend, 178,628 shares were issued.

Note 7 - Bank Line of Credit

The Company's $500,000 revolving credit line was extended an additional year to November 2003. Substantially all of the Company's assets and the personal guarantee of an officer/shareholder collateralize the outstanding balances. The credit line requires the maintenance of a minimum tangible net worth, as defined. Interest is payable monthly at 1.0% plus the prime rate for a total of 5.25% at March 31, 2003. In August 2002, the Company obtained an additional $285,000 revolving credit line, secured by a Company certificate of deposit in the amount of $300,000 plus accrued interest, which is due to expire in August 2003. Interest is payable monthly at the prime rate of 4.25% at March 31, 2003.

Note 8 - Series A Convertible Preferred Stock

From January through March 2002, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock. The Preferred Stock provides for an annual dividend of $.20 per share, payable quarterly, (payable in cash or shares of common stock valued at $2.00 per share), when, as and if declared by the Board of Directors. Dividends are to be paid on a cumulative basis.

On March 5, 2003, the Company's board of Directors declared a dividend on the Series A Convertible Preferred Stock for the period from the date of issuance, March14, 2002, through March 13, 2003. The dividend was paid by the issuance of 98,125 additional shares of the Company's common stock.

Note 9 - Stock Based Compensation Plans

The Company accounts for stock-based employee and outside directors compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards

                                                         Nine Months Ended March 31,        Three months
                                                             2003          2002            2003          2002
                                                             ----           ----           ----          ----
Net loss, as reported                                     ($328,658)     ($ 71,818)     ($143,577)     ($111,664)
Add: Stock based compensation
 expense, as reported, net of related tax effects                --             --             --             --
Deduct: Total stock-based compensation
  expense determined under the fair value based
  method for all awards, net of related tax effect           (3,446)      (446,032)        (2,510)      (421,200)

Pro forma net loss                                        ($332,104)     ($517,850)     ($146,087)     ($532,864)

Basic and diluted loss per share, as reported             ($   0.08)     ($   0.02)     ($   0.04)     ($   0.03)
Basic and diluted loss per share, pro forma               ($   0.08)     ($   0.13)     ($   0.04)     ($   0.14)

The weighted average per share fair value of options granted during the nine months ended March 31, 2002 was $1.31. No options were granted in nine months ended March 31, 2003. The fair value of each option granted in 2002 was estimated using the Black-Scholes option-pricing model with a volatility of 96.72%, expected life of options of 3.75 years, risk free interest rate of approximately 3.72% and a dividend yield of 0%.

Note 10 - Litigation

The Company is party to an appeal filed to overturn an award of attorney's fees and related court costs in conjunction with a settlement regarding our use of intellectual property. The Company intends to defend its position vigorously and management does not believe that the final outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. In connection with this appeal, the Company was required to pledge a $100,000 letter of credit to secure a $145,000 surety bond issued to stay the collection of the award pending the outcome of the appeal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine Months Ended March 31, 2003 ("2003 period") Compared to Nine Months Ended March 31, 2002 ("2001 period") and Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

REVENUES. We had net revenues of $3,225,290 for the 2003 period, as compared to revenues of $1,888,913, for the 2002 period, a 70.7% increase. Revenues for the quarter ended March 31, 2003 were $1,238,670, as compared to $609,843 for same quarter in 2002, a 103.1% increase. Middle East and US projects in our backlog as well as committed orders were released due to funding approval and new business with the US Department of Defense has led to increased revenue in the 2003 period when compared to the 2002 period.

GROSS MARGINS. Gross margins in the 2003 period were 40.9% of revenue as compared to 50.5% of revenue in the 2002 period. Gross margins for the three months ended March 31, 2003 were 39.3% of revenue as compared to 42.2% of revenue in the comparable 2002 quarter. The decreases in 2003 are primarily due to the change in the mix of lower gross margin products and higher gross margin services in the period. The fulfillment of released orders primarily entails the shipment and installation of product. The higher gross margin engineering and design services related to the released orders were delivered in the 2002 period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased in the 2003 period to $1,387,163, or 43.0% of revenue, as compared to $732,996, or 38.8% of revenue, in the 2002 period. The quarter ended March 31, 2003 also increased to $570,196 as compared to $150,137 for the comparable 2002 quarter. The increases in 2003 are primarily the result of increased sales, marketing, advertising and business development expenses which we believe has been a reason for the increase in 2003 revenue; increased professional fees for staff support; and, expenses associated with the Company's foreign subsidiaries, which commenced in May 2002.

STOCK BASED COMPENSATION. Stock based compensation increased in the 2003 period to $234,026, as compared to $69,206 in the 2002 period. The quarter ended March 31, 2003 also increased to $72,374, as compared to $41,838, for the comparable 2002 quarter. The increases in 2003 are primarily a result of stock and stock options issued to various consultants in the second half of the year ended June 30, 2002. The aggregate amount of approximately $575,000 is being amortized over the related service periods. Stock-based compensation is non-cash and therefore has no impact on the Company's cash flows or liquidity.

INTEREST EXPENSE. Interest expense in the 2003 period was $48,490 as compared to $44,191 for the comparable period in 2002. The increase was attributable to higher outstanding debt balances in the 2003 period.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $39,170 for the 2003 period. The subsidiary was formed in January 2002 and commenced operations in May 2002. In January 2003, it ceased to exist as an operating subsidiary of the Company. Also in January 2003, the Company established a new foreign operating subsidiary, of which it owns a 75% interest, to conduct the Company's business in the Middle East.

INCOME TAX BENEFIT. In the 2003 period, we recognized the tax benefits from the year to date's net operating loss, which will be used to offset taxable income in a future period.

NET INCOME (LOSS). As a result of the foregoing, net income (loss) before deemed dividends for the nine months ended March 31, 2003 and 2002 was $(222,772) and $71,104, respectively. Net income (loss) before deemed dividends for the three months ended March 31, 2003 and 2002 was $(143,577) and $31,528, respectively.

NET INCOME (LOSS) PER SHARE. For purposes of calculating net loss per share, deemed dividends totaling $100,886 are reflected as an increase in net loss attributable to common shareholders for the nine months ended March 31, 2003. We have recorded a deemed dividend totaling $1,008,861 to reflect the beneficial conversion price of its Series A Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. The deemed dividend was amortized over 120 days, commencing from the date of closing to the date the preferred stock first became convertible. The deemed dividend has no impact on the Company's net equity since the offset to the deemed dividend is an identical increase in additional paid-in capital. The deemed dividend accounted for $(.03) out of the $(.08) loss per share for the nine months ended March 31, 2003.

Although the nine months ended March 31, 2003 indicated a net loss of $328,658, the Company's net equity actually increased by $8,551. This is because the stock based compensation charge of $234,026 and the deemed dividend of $100,886 had no effect on stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2003, the Company had net working capital of $2.07 million. Net cash provided by operating activities for the 2003 period was $296,215 as compared to cash used by operating activities of $779,557 for the 2002 period.

Inventory has declined by $156,505 since the beginning of the fiscal year but remains relatively high at $1.46 million in anticipation of shipments of backlog and contract commitments.

Investing activities for the 2002 period included $245,120 for equipment purchases and software development costs. The Company does not have any material commitments for capital expenditures and liquidated its marketable securities of $34,782 in the period.

Financing activities in the 2003 period included net additional proceeds from bank financing totaling $310,000. Currently, the Company has $400,000 available on a revolving line of credit of $500,000, which is due to expire in November 2003. The line bears interest at the rate of 1% above prime and is secured by substantially all of the Company's assets and the personal guaranty of Arthur Barchenko. In August 2002, the Company obtained an additional line of credit in the amount of $285,000, secured by a certificate of deposit in the amount of $300,000 plus accrued interest, which is fully drawn. This line is due to expire in August 2003 and bears interest at the prime rate.

Additionally, the Company has a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. The term loan is due to be paid in full by November 2006.

In January 2003, in connection with an ongoing litigation, the company was required to pledge a letter of credit in the amount of $100,000. Management believes that they have a meritorious position and that the certificate of deposit will become available within one year.

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

Discussion of Quarterly Results and Outlook

We still have not seen the significant acceleration of spending in the security industry that we expected as a result of the terrorist attacks perpetrated against the United States on September 11, 2001 and the resulting heightened awareness of potential terrorist activity. Also, the Homeland Defense initiatives proposed by the United States Congress during 2001 and 2002 have not had as positive an impact on our business as we expected. Still, despite the above mentioned factors, we were able to increase our revenue by more than $1.3 million over the same nine month period in 2001. The higher sales were the result of funding approval which allowed for the release of backlogged project orders to customers such as the Department of Energy and Aramco Refineries. Additionally, we partially filled a new US Department of Defense order in the quarter ending March 31, 2003 and expect to fill approximately $450,000 more on that same order by the end of our fiscal year at June 30, 2003.

Although Congress has been slower than we expected in allocating federal funding for Homeland Security projects we have been submitting numerous bids for security projects. We anticipate that these bids will continue to help us significantly surpass fiscal 2002 revenue results although history has shown that the timing of our sales is very difficult to predict.

We believe the global economic downturn has negatively affected most of our customers and potential customers, including various government agencies worldwide. Generally, we believe many private entities have experienced level or weaker operating results and, consequently, have chosen not to invest in our security equipment. We believe that these factors are negatively affecting our customer's ability, including national governments, to pay our invoices on normal terms. Our collection of invoices is running behind our standard credit terms of net 30 days although we have seen year over year improvement. Our day's sales outstanding (DSO) was 60 days for the nine months ending March 31, 2003 as compared to our DSO of 99 days for the nine months ending March 31, 2002. We believe the decrease in DSO is more indicative of our concerted efforts to collect on past due invoices and the release of funds by our customers allowing the completion of orders, rather than an indication of a significantly improved worldwide economic outlook. The military conflict with Iraq may have also have an impact on security spending but given our experience with the events of September 11, 2001, our visibility on this matter is limited.

      While our expectations as to the extent of spending on security infrastructure by the public and private sectors have not been fully met, we have been able to generate significantly increased sales as evidenced by the revenue in the 2003 period as compared with 2002. We remain optimistic that the security industry will benefit from the wide-scale implementation of a U.S. Homeland Security program and similar initiatives worldwide. We also believe that interest in our products will continue to grow nationally and worldwide as global economic conditions improve.

      We expect to see positive results from the various marketing initiatives we have accelerated during fiscal 2003. We have made a strong investment in sales, marketing and advertising efforts which have been one of the direct causes of our increased SG&A expense. We anticipate that our investment will result in an increase in our future revenue above the current fiscal 2003 levels. Ongoing meetings and submission of bids to proposals from multi-national chemical and petroleum companies and the US government give rise to our optimism about future business. Of course, our optimism is tempered by the delays and disappointment of the recent past as it relates to actually winning and then being permitted to release orders to fulfill bids.

The Company's financial condition continues to remain dependent upon our ability to:

            o     collect invoices in a consistent timely fashion;
            o     continually generate new business; and
            o obtain sources of financing to take advantage of business and acquisition opportunities as they arise.

      We have shipped orders to clients as required by our agreements and the more timely receipt of payment for such orders has improved our ongoing cash flow. We still are dependent upon our lines of credit to provide cash for daily operations. As of May 6, 2003, our bank lines have $250,000 of available credit. Our failure to renew our existing lines of credit could have a material adverse effect on our liquidity, business and results of operations.

      We currently have sufficient orders and business to ensure our financial stability for the foreseeable future. We remain committed to pursuing acquisitions that may add to our revenues and enhance both our product line and, ultimately, our ability to compete in our industry. It is likely that we will require additional financing or other sources of capital to complete any acquisitions, as well as, take advantage of any major business opportunities that arise. We also may seek other sources of funding, though we can not be certain that any such funding will become available on favorable terms.

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

New Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee and non-employee directors compensation plans in an entity's accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The amendments to the disclosure and transition provisions of Statement No. 123 are effective for fiscal years ending after December 15, 2002, and interim periods beginning after December 31, 2002. The company adopted the disclosure provisions in its March 31, 2003 interim financial statements.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

      Exhibit No.                Title
      -----------                -----
      99.1                       Certification under Section 906 of the
                                 Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

      Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 12, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ELECTRONIC CONTROL SECURITY INC.

Date: May 12, 2003                          By: /s/  Arthur Barchenko
                                               ---------------------------------
                                                     Arthur Barchenko
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

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

Date: May 12, 2003                          By: /s/  Arthur Barchenko
                                               ---------------------------------
                                                     Arthur Barchenko
                                                     Chief Executive Officer and
                                                     Chief Financial Officer