Form 10KSB
period 2003-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2003-09-29
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

Issuer's telephone number, including area code: (973) 574-8555

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

          15,000,000 shares of Common Stock, par value $0.001 per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $4,346,816

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):
$3,083,856 as of September 18, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,419,753 as of September 23, 2003.

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

            We believe that we are one of the few true comprehensive security solution providers in the industry. In our view, the most critical aspects of designing a comprehensive security program are to ascertain the security challenges confronting a client and apply the proper technology and equipment to address the security threat. We seamlessly coordinate our risk management and analysis expertise with our extensive design and engineering skills to develop, manufacture and supervise the installation of systems and components that create a normal yet secure environment for employees, visitors and service personnel. Our security programs incorporate various systems from our portfolio of proprietary technologies and equipment. We select systems that we have designed to meet conventional security requirements facing clients or, as necessary, design, develop and manufacture systems customized for clients' specific needs. We provide a range of programs and systems that include turn-key security solutions or individual systems. When we are engaged to provide a comprehensive turnkey security program, we retain subcontractors to install our systems and products under the supervision of our project managers. When we provide products and services as a subcontractor to a systems integrator, dealer/installer, engineer or other entity that is implementing a security project, we may use their employees or contractors to complete our portion of the job under the direction of one of our project managers. Our project managers train ECSI's clients with respect to the use of our systems.

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

            The company is ISO 9001 registered and expects to re-register to maintain its ISO 9001 status.

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

            The integrated security systems and/or stand alone products we market encompass:

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

            We believe that we have built a reputation as a leading edge provider of high technology security solutions and services. We believe our view is shared and supported by the many international public sector and commercial clients that engage our services and purchase our products on a continuing basis.

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

            Our consulting and advisory services generally represent the first step in the development of a security program. Once we complete a risk management analysis and have examined the threats that challenge a client, we can design, develop and implement an integrated security program or add new systems to enhance a client's existing program. We combine our various consulting services with our proprietary products to provide comprehensive turn-key security programs to customers.

            Our team of security advisors combines expertise in the design, integration, installation, and testing of state-of-the-art intrusion detection and assessment systems. We possess unmatched experience in security systems requirements assessments, "adversary perspective" penetration analysis, use of Department of Energy and military-developed threat modeling systems, and interactive, integrated systems performance testing of total protection strategies. The testing involves not only systems, but the human operators who must assess intrusions and generate responses, and the security forces that must successfully interrupt adversary actions and prevent theft or sabotage. Our security advisors are technically accomplished and fully familiar with the latest trends in planning, programming, and designing systems utilizing standard peripheral components, mini/micro architecture, "user friendly" software/firmware selection and application. Many of our security advisors have the government's highest security clearances.

            The result for the customer is an integrated, interactive process by which our vulnerability/threat/penetration analysts can examine existing and/or candidate systems, and determine levels of risk then consult with our systems design experts to determine systems configurations and human operation requirements that will provide the most cost-effective options for mitigating the risk.

            We work closely with the architect, engineer, system integrators, construction manager, and owner of a site in the development and design of security monitoring and control systems that will afford a normative but secure environment for management, staff, and visitors. Our design experts have unequalled knowledge of the various technologies (both mature and emerging) being applied to security challenges, both in the U.S. and around the world, because they have been, and continue to be, intimately involved in developing "turnkey" security systems for the U.S. government facilities including the Department of Defense, Department of Energy, Nuclear Regulatory Commission and licensed utilities, and State Department-approved foreign government facilities. Our staff also has provided airport security assessment assistance in the U.S. and overseas, applying its signature "adversary perspective" to achieve meaningful analysis/testing results.

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

            In October 2001, the General Accounting Office, the investigative arm of Congress, suggested that the federal government, as well as state and local governments and private entities adopt this risk management approach to enhance preparedness against potential security threats.

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

      We have an open-ended contract with the General Services Administration
(GSA) through July 31, 2004 that allows the US government to purchase materials and services from us without having to go through a full competition. In September, 2003, we announced the finalization of a 5-year indefinite delivery/indefinite quantity contract with the United States Department of the Air Force to secure highly strategic military facilities throughout the world.

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

            Commercial Airports and Seaports. Transportation infrastructure security has been at the forefront of security consciousness for many years. These risks, particularly as they apply to commercial airports, have been heightened in view of the events of the last several years and the Federal government has appropriated significant funds for the acquisition and installation of new, high technology security systems at these facilities. There are approximately 1,200 facilities in the United States which the Federal Aviation Agency has identified and mandated for security systems upgrades to be completed over the next several years and we will bid for the provision of products and services to these sites.

            Foreign/Export Opportunities. Government operations and private industries in foreign countries are all subject to the same security issues that challenge similar entities in the United States. We, along with our strategic teaming partners and international dealer/sales representatives, continue to seek to penetrate these markets. During 2003 and 2002, we generated approximately 30% and 26%, respectively, of our revenues from projects performed outside the United States. We believe that the foreign market for our products is as strong as or stronger than in the United States and we intend to continue to pursue vigorously opportunities abroad.

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

            We generate a significant portion of our international business through our network of independent dealer/sales representatives. We have entered into agreements with various entities that allow us to maintain a presence in twenty five countries worldwide. Our agreements generally extend for a period of two years and provide the dealer/installer with discounts from current product prices as an incentive to market our products in their geographic area. We rely on our dealer/installer base to represent us and our product line throughout the world and to apprise us of potential projects which can incorporate our products. In addition, we rely on our dealers/installers to introduce our company and our products to key government and private enterprise personnel in their respective geographic regions.

            We also market directly to providers of integrated security systems, security systems dealers/installers, engineers and other entities that may be engaged to implement a security system in behalf of a client.

            We also attend the major trade shows for each industry and advertise in relevant industry publications.

Growth Strategy.

            In order to achieve a sustainable and continuous growth rate, we believe that we must devote additional resources to marketing and product development. Specifically, we have or intend to:

o Increase our sales and marketing personnel. We have one more person on our sales team who has extensive sales and marketing experience in the middle Atlantic states. We believe this additional sales and marketing person will allow us to access wider markets and focus sales efforts required to develop business in our target markets.

o Expand our base of dealers/installers worldwide. We believe that an effective and cost efficient means of increasing sales is to expand our base of independent dealers/sales representatives worldwide. These entities serve as our local agents to market products and provide customer support. Furthermore, these entities are familiar with local laws and frequently have local contacts in government and business at decision-making levels. We will seek to expand our international base of dealers/sales representatives by advertising in trade publications through our Company web site and through international customer referrals.

o Expand our global presence. The Company formed a subsidiary in the Middle East to represent and support our product sales. We have entered into sales agreements with Southwest Microwave, March Networks, Perceptics, Cieffe, Goodrich, Automatic Control Systems, Videolarm, Videotronic, Raymax, Technical Consultants, Int'l and Pyser-SGI to represent and support their products as well. Management believes the Mid-East operation will open doors in Africa, India and Eastern Europe.

o Design and develop new systems. We will continue to develop new security systems to expand our portfolio of proprietary products. This will allow us to open up new markets, continue our position as a leading edge provider of technology based security equipment and increase interest in the Company.

o License new and emerging technologies. We will continue to identify, analyze and acquire new and emerging technologies that may have application in the security industry. We will seek to acquire technologies that will allow us to enhance our existing systems and develop new products.

o Upgrade existing products. We have and will continue to upgrade our existing products to take advantage of technological advancements so that they remain state-of-the-art.

o Purchase laboratory and testing equipment. We will seek to purchase certain laboratory and testing equipment which will allow us to enhance and maintain product quality standards and support our extended warranty program.

o Strengthen our management team. We have added a Vice President & General Manager of Operations to support the projected increase in manufacturing, production engineering and purchasing required to meet the Company's delivery requirements in fiscal 2004.

o Improve our telecommunications infrastructure. We expect to install a DSL TI line for network connectivity between our various US facilities. This will permit an integrated method of communication between and among the company's management and key employees.

Clients.

            We provide our products and services to customers through direct sales to end-users and through subcontracting agreements. During the past five years we have provided products to approximately 50 clients on over 220 projects.

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

      We believe that we are able to sustain our competitive position in the industry because:

      o our principal officers, security analysts, design personnel and sales persons have over 170 years of combined experience in the security industry;

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

Backlog.

            Our backlog consists of written purchase orders and contract commitments received for site survey, product deliveries, engineering services, supervision and commissioning. ECSI was awarded by the U.S. Air Force (USAF), one of four 5 year prime contracts, renewable at the option of the USAF for an additional two years, to secure global military sites. The total estimated value established by the US. Air Force for all four contracts is approximately $500,000,000 with 50% being set aside for small business. Therefore, ECSI estimates its contract has a potential value of about $125,000,000 over the five year term. As of September 15, 2003, we are accounting for 20% of the estimated contract value. Utilizing this assessment, our backlog has an approximate value of $33,900,000 of which an estimated $25,000,000 is in signed contracts with additional commitments of $8,900,000 We presently expect to fill these orders within the next twelve to eighteen months, although there can be no assurance that we will complete any or all of the orders comprising our backlog within the anticipated time frame, or at all. Government contracts are often awarded prior to legislative approval of the funding to support those contracts. Consequently, the entire amount of orders and contracts may never be funded. Of the backlog value, from our experience, we believe the Company will release and ship approximately $8,500,000 million in the next twelve to eighteen months.

Manufacturing.

            We conduct our manufacturing operations at our facilities in New Jersey and Alabama. These activities consist of procurement of materials, product assembly and component integration, product assurance, quality control and final testing. We believe that our manufacturing facilities will not be adequate to satisfy the anticipated demand for our products under the USAF contract award. We have started negotiations with our landlord at our headquarters in New Jersey which will afford us the flexibility to add manufacturing facilities, equipment and personnel as required to fill orders for product without undue delay. Further, we are planning to open a logistical engineering and sales support facility in Virginia to support the USAF contract and expand our government base to cover the expected market for our products which may result from The Homeland Security Act.

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

            We have obtained trademarks in the United States, South Korea, United Kingdom and Saudi Arabia for the terms "FOIDs(R)" (Fiber Optic Intelligent Detection System), "IPIDS(R)" (Infrared Perimeter Intrusion Detection System), "RDIDS(R)" (Rapid Deployment Infrared Detection System), "IDMS(R)" (Intrusion Detection & Monitoring System) and "APIDS(R)" (Acoustic Perimeter Intrusion Detection System). We have also filed in other countries.

            We require all employees, consultants and contractors to execute non-disclosure agreements as a condition of employment or engagement by us. We cannot be certain, however, that we can limit unauthorized or wrongful disclosures of unpatented trade secret information.

            Although we continue to implement protective measures and intend to defend our proprietary rights, policing unauthorized use of our technology or products is difficult and we cannot be certain that these measures will be effective or successful.

Research and Development.

            We design and develop new products based upon market requirements. The forces which drive the design and development of new products include developing products to meet new security threats, incorporate new technologies or to satisfy a client's security requirements. We research and assess threat and vulnerability issues at selected facilities within our target markets and we design and engineer our products in-house, with outside consultants as necessary, and in conjunction with joint venture partners to meet the needs of clients within the target markets based upon the results of such research. We investigate new and emerging technologies that have application in the security industry and seek to license these technologies which we then incorporate into our products.

Product Warranty.

            We offer warranties on all our products, including parts and labor. IPID(R) sensors and related equipment, such as mounting brackets, poles and termination boxes are warranted for ten (10) years, under normal use, against defects in workmanship and material from date of purchase. All other components are warranted for one year from date of purchase. FOIDS(R) systems are warranted for a ten year period. For the years ended June 30, 2003 and 2002, net expenses attributable to warranties were not material.

Technology Licensing Arrangements.

            As we endeavor to design and manufacture the most effective and efficient technology based security solutions, we review and investigate new and emerging technologies that have application in the security industry. We frequently seek to incorporate these technologies into our systems. We are party to agreements to use certain technologies including licenses with Lucent Technologies, Rafael Armament Development Authority, Visage, Inc., Penn State University, Textron Corp. and Hyperdyne, Inc.

Employees.

            As of September 2003, we employed thirty (30) individuals on a full-time basis including six (6) design and engineering staff, nine (9) manufacturing and assembly employees, six (6) marketing employees and nine (9) administrative employees. A number of the employees serve in multiple capacities, for example, Arthur Barchenko serves as our President but also is an integral member of the Company's marketing team and our manufacturing staff may oversee site installation of the products which they are responsible for manufacturing.

            We have relationships with twelve (12) independent sales representative organizations covering specific regions in the U.S.A., Central America, South America, United Kingdom, India, the Middle East, and Southeast Asia.

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

            During the years ended June 30, 2003 and 2002, we generated approximately 30% and 26% respectively, of our business from projects which were performed outside the United States. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

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

All of our orders and contracts are subject to cancellation by our customers at any time so we cannot be certain that our backlog will be fulfilled. Government contracts are often awarded prior to legislative approval of the funding to support those contracts. Consequently, the entire amount of orders and contracts may never be funded.

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

            Our success greatly depends on our ability to retain existing management and attract key technical, sales, marketing, information systems, and financial and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Arthur Barchenko, Mark Barchenko and Joseph McAndrew, the President, and two Vice Presidents, respectively, and our key marketing personnel. The loss of any of these people could have a materially detrimental effect on our business. We have not entered into employment agreements with any of these people. We do not maintain key person life insurance on any of our personnel. In addition, we are seeking to engage senior sales staff and if we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

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

            As part of our long-term growth strategy, we may seek to acquire or make investments in complementary businesses, technologies, services or products or enter into strategic relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time, we may enter into discussions and negotiations with companies regarding acquiring, investing in, or partnering with their businesses, products, services or technologies. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. Acquisitions often involve a number of special risks, including, but not limited to, the following:

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

      o the businesses we acquire may fail to achieve the revenues and earnings anticipated; and

      o we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire.

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

            As of the date of this Report, we have issued and outstanding 612,500 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock affords holders a preference to assets upon liquidation, a cumulative annual dividend and is convertible into shares of Common Stock, all of which rights impact the outstanding shares of common stock. The Series A Preferred Stock's right to annual dividends make less likely the possibility that we will declare dividends on the common stock. In the event of a liquidation of the Company's assets, holders of Series A Preferred Stock will have a right to receive as a liquidation payment any remaining assets of the Company prior to any distributions to holders of the common stock and the holders of the Series A Preferred Stock may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights. In addition, holders of common stock will suffer dilution upon any conversion of the Series A Preferred Stock which could reduce the market value of the common stock.

We are authorized to issue 3,900,000 additional shares of non-designated preferred stock which we may issue from time to time by action of the board of directors.

            Our Certificate of Incorporation authorizes the issuance of 3,900,000 additional shares of preferred stock. The board of directors has the authority, without further approval of our stockholders, to issue preferred stock having such rights, preferences and privileges as it may determine. The board of directors may designate any or all of these shares without shareholder consent and may afford such voting and other preferences which designations may give the holders of the preferred stock voting control and other preferred rights such as to liquidation and dividends. The authority of the board of directors to issue stock without shareholder consent may have a depressive effect on the market price of our common stock even prior to any designation or issuance of the preferred stock.

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

      o     the timing of sales and the recognition of revenues there from;

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

      Extreme fluctuations caused by these and other factors could cause our business to suffer.

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

            ECSI's common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTIES

            ECSI's corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where the Company leases approximately 10,000 square feet of space divided among administrative (3,000 sq. feet) and manufacturing (7,000 sq.
feet) space. ECSI has leased this space through May 1, 2008 at a rent of $3,917 per month increasing to $4,250 per month at the end the lease term. The Company also leases approximately 2,500 square feet of manufacturing space at 102 Commerce Circle, Madison, Alabama. The Company has leased this space through February, 2004 at a cost of $1,800 per month. Our newly formed foreign subsidiary in the Middle East has leased approximately 2000 square feet of office space through December, 2005 at a cost of $1,363 per month.

            We believe that our manufacturing facilities are inadequate to meet demand for our products based on the USAF contract award. We have started negotiations with our landlord for additional space within our existing industrial complex thereby being in a position to add manufacturing facilities, equipment and personnel as required to fulfill orders for product without undue delay. We are planning to open a logistical engineering and sales support facility in Virginia to support the USAF contract and expand our government base for The Homeland Security market.

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

                                                     Closing Bid
                                                   High        Low
                                                   ----------------
2003

April 1 - June 30                                  1.00         .61
January 1 - March 31                               1.60        1.00

2002

Oct. 1 - December 31                               1.10         .42
July 1 - September 30                               .97         .70
April 1 - June 30                                  1.90         .90
January 1 - March 31                               2.90        1.80

2001

Oct. 1 - December 31                               2.65         .95
July 1 - September 30                               .75         .25

            As of September 26, ECSI had approximately 560 holders of common stock.

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

Recent Sales of Unregistered Securities

            The Company did not sell any equity securities during the fourth quarter of fiscal 2003 that were not registered under the Securities Act of 1933 (the Securities Act).

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

            During fiscal 2003, we accomplished a number of goals that will help support our sustained growth in the future. Specifically, we

            o entered into an agreement with a dealer-installer organization having 200 members throughout the United States to represent and sell our portfolio of products and systems.

            o expanded our subsidiary to pursue business in the Middle East, Africa, India and Eastern Europe at an investment of approximately $173,000;

            o continued work on an exclusive agreement with Pennsylvania State University which we signed in August 2002 to develop, manufacture and market an advanced perimeter detection system in which we invested approximately $135,000;

            o completed the development of an unmanned aerial surveillance system to protect large areas such as military base perimeters, reservoirs, dams and pipelines, which we have the exclusive right to market worldwide;

            o were able to renew a $500,000 line of credit from a bank for fiscal 2003; our line of credit is to be reviewed on October 15, 2003 for fiscal 2004;

            o made a conscientious decision to invest approximately $250,000 in advertising, sales promotion, site surveys, design & engineering for proposals that we expect will result in orders during fiscal 2004 and 2005; and,

            o entered into a teaming agreement with Parsons, Siemens, ARINC, STS Engineering and Woodbridge to respond to the USAF Integrated Base Defense Security System RFP which covers the upgrade of security for thirty-two bases over five years and which is renewable for two additional years.

Results of Operations

Year Ended June 30, 2003 ("2003 period") Compared to Year Ended June 30, 2002 ("2002 period").

REVENUES. The Company reported net revenues of $4,346,816 for the 2003 period, as compared to revenues of $2,304,013 for the 2002 period, an increase of about 88%. Of the revenues reported in the 2003 period, approximately 30% were for Department of Energy (DOE) projects that were completed in March 2003; 35% related to Department of Defense (DOD) projects and 30% related to international projects. The increase in sales in the 2003 period, are primarily attributable to the events following September 11, 2001. Initially, during fiscal 2002, many government agency budgets were frozen for further review given the startling nature of the September 11 events. However, during fiscal 2003, certain projects in the Company's backlog as well as committed orders began to be released as funding restrictions affecting certain government agencies were lifted. Further, the Company continued to experience a sharp increase in the number of inquiries for its products and services through the efforts of its recently appointed sales management and sales representatives. Fiscal 2003 proposals increased in number by 100% over the same period in fiscal 2001 and by about 300% in dollar value.

GROSS MARGINS. Gross margins in the 2003 period were 45.4% of revenue as compared to 52.8% of revenue in the 2002 period. The decrease in 2003 is primarily due to the increase in the mix of lower gross margin products and less of the higher gross margin services. The fulfillment of released orders mostly entails the shipment and installation of product. The higher gross margin engineering and design services related to the released orders were delivered in the 2002 period.

RESEARCH AND DEVELOPMENT . Research and development expenses increased in the 2003 period to $172,741 from $90,420 in the 2002 period. Research and development expenses in the 2003 period were for upgrades to existing products and systems, such as, FOIDS, IPIDS and IDMS and for work on new product development on the APIDS and UVA technologies.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses increased in the 2003 period to $1,933,540 from $1,149,228 in the 2002 period. The increase in 2003 is primarily the result of advertising, sales promotion, business development for new proposals generated during the period and sales commissions related to the increase in sales volume. As a percent of revenue, SG&A decreased to about 45% in 2003 from about 50% in the 2002 period.

STOCK BASED COMPENSATION. In the 2003 period, the Company did not issue any stock based compensation. In the 2002 period, the Company issued stock and stock options to various consultants valued at approximately $650,000. This amount was being amortized over the related service periods resulting in a charge of $503,814 in the 2003 period. In May, 2003, the company ended its relationship with one of these consultants that resulted in a charge of approximately $199,000 for the unamortized portion of the stock based compensation. The Company had $146,816 in stock based compensation in fiscal 2002. Stock-based compensation is non-cash and, therefore, has no impact on the Company's net worth, cash flow or liquidity. Currently, the Company has no deferred stock based compensation.

INTEREST EXPENSE. Interest expense in the 2003 period was $68,179, as compared to $55,822 for fiscal 2002. The increase was attributable to higher outstanding debt balances partially offset by lower interest rates.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $50,938 for the 2003 period. The first foreign subsidiary was formed in January 2002 and commenced operations in May 2002. In January 2003, it ceased to exist as an operating subsidiary of the Company and the assets were transferred to a newly created foreign subsidiary. The Company established the new foreign operating subsidiary, of which it owns a 70% interest, to conduct the Company's business in the Middle East.

INCOME TAX BENEFIT. In the 2003 period, the Company recognized $89,000 of tax benefits from the current year net operating loss which will be used to offset taxable income in a future year.

NET LOSS. As a result of the foregoing, net loss for the years ended June 30, 2003 and 2002 was $660,208 and $1,077,815, respectively, including stock based compensation of $503,814 and $146,816, respectively. Deemed dividends contributed $100,886 and $907,975 to the loss for the 2003 and 2002 periods, respectively.

NET LOSS PER SHARE. For purposes of calculating net loss per share, deemed dividends totaling $100,886 are reflected as an increase in net loss attributable to common shareholders for the year ended June 30, 2003. The Company has recorded a deemed dividend totaling $1,008,861 in fiscal 2003 and 2002 to reflect the beneficial conversion price of its Series A Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. The deemed dividend was amortized over 120 days, commencing from the date of the closing of the sale of these shares, March 14, 2002, to the date the preferred stock first became convertible on August 12, 2003. This adjustment has no impact on the net equity of the Company since the offset to the deemed dividend is an offsetting increase in additional paid-in capital. The deemed dividend accounted for $(.02) out of the $(.16) loss per share for the 2003 period and $(.24) out of the $(.28) loss per share for the 2002 period.

Although the year ended June 30, 2003 indicated a net loss of $660,208, the Company's net equity decreased by only $44,432. This is because the stock based compensation charge of $503,814 and the deemed dividend of $100,886 had no effect on stockholders' equity.

Liquidity and Capital Resources

At June 30, 2003, the Company had working capital of $1.9 million compared to $2.3 million at June 30, 2002. In addition, the Company had $375,081 of cash, cash equivalents and marketable securities as compared to $314,771 at June 30, 2002. Net cash provided by operating activities for the 2003 period was $265,252 as compared to net cash used by operating activities of $1,407,308 for the 2002 period.

Inventory has declined by $246,377 since the beginning of the fiscal year but remains at an improved but relatively high $1.37 million in anticipation of shipments of backlog and contract commitments.

Accounts receivable relative to sales volume has improved significantly on a year over year basis. Increased focus on collecting older invoices has resulted in a material reduction in days sales outstanding (DSO). DSO was 59 days at June 30, 2003 as compared with 153 days at June 30, 2002.

Investing activities for the 2003 period included purchases of $320,103 for equipment and software development. The Company does not have any material commitments for capital expenditures

Financing activities in the 2003 period included renewing an annual revolving bank line of credit. Currently, the Company is fully drawn on the revolving line of credit of $500,000, which is due to expire in November 2003. The line bears interest at the rate of 1% above prime and is secured by substantially all of the assets of the Company and the personal guaranty of Arthur Barchenko.

In August 2002, the Company obtained an additional line of credit in the amount of $285,000, secured by a certificate of deposit in the amount of $300,000 plus accrued interest. This line expired in August 2003 and proceeds from the certificate of deposit were returned to the Company and used to repay the additional line of credit.

In addition, the Company has a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. All payments have been made on time leaving a balance due as of June 30, 2003 in the amount of $341,667. The term loan is due to be paid in full by November 2006.

In January 2003, in connection with an ongoing litigation related to an appeal filed to overturn an award of attorney's fees and related court costs in conjunction with a settlement regarding the use of its intellectual property, the Company was required to pledge a letter of credit in the amount of $100,000. Management believes that they have a meritorious position and that the certificate of deposit will become available within one year.

To achieve all the elements of our growth strategy and the desired outcome of a sustainable and continuous growth rate, we must devote additional capital resources to marketing and product development. To obtain the additional needed resources will require, as it has in the past, a continuing cash investment by the Company.

The Company may seek to invest in or acquire other entities in the security industry. The Company may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we may have to obtain third party financing.

The Company anticipates that, other than as may be required for investments or acquisitions, cash on hand together with cash generated from operations, will be minimally sufficient to provide for our working capital needs. However, the Company is actively seeking additional sources of credit to broaden our financing base to meet expected and unexpected needs in connection with our business. We have no assurance that we will be successful in this effort and a lack of success will make it difficult for the Company to take advantage of the opportunities and business it has already been awarded.

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

ECSI has developed a turnkey security solution program geared to recurring revenue for the Company. The program is based on a design, build-lease-maintain platform over 5-7 or 10 years per project. At the present time, the company has two such proposals outstanding; one addresses the Campus Security Program and the other, the Airports Security Program.

We announced in September, 2003 the finalization of a 5-year indefinite delivery/indefinite quantity contract with the United States Department of the Air Force to secure highly strategic global military facilities. The contract award covers the upgrade of security for thirty-two bases over five years and which is renewable for two additional years. ECSI bid as a small business prime contractor at an investment of over $100,000. There were a total of contracts four contracts awarded: two large corporation and two small business prime contracts. ECSI has been awarded one of the two small business contracts.

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

Accounting for Income Taxes - The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $216,816 has been recorded against our deferred tax asset at June 30, 2003. The valuation allowance consists principally of stock compensation currently not deductible.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, "Derivative Instruments." This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion. In particular, the
Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an "underlying" to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;" and
(4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to us.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities." SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact the Company's financial condition or results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers.

      The following table sets forth certain information about our directors and executive officers as of September 18, 2003:

                             First Year
                               Became
     Name              Age    Director                   Title
Arthur Barchenko       71       1976      President, Chief Executive Officer,
                                          Secretary and Director
Mark R. Barchenko      47       1996      Vice President, Secretary and Director
Richard Stern          54        n/a      Vice President
Eldon Moberg           51        n/a      Vice President
Thomas Isdanavich      55        n/a      Vice President
Joseph McAndrew        49        n/a      Vice President
Natalie Barchenko      70       2001      Treasurer and Director
James R. Janis         59       2001      Director
Gene Rabois            58       1989      Director
Robert F. Reiter       53       2001      Director
Edward Snow            64       2000      Director

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

            Mark Barchenko joined us in 1993 and has served as our Vice-President of Marketing since June 2000. He has focused his marketing and business development efforts on Southeast Asian government projects and U.S. airports and maritime facilities. Mr. Barchenko also participates in the management of our subsidiaries. Mr. Barchenko is now Vice President of operations and spearheaded the IS09001 quality program based on the international standard of operation, from inception through registration during 2000, Mr. Barchenko is active with American Defense Preparedness Association, and American Society of Industrial Society. He served on the Radio Technical Commission for Aeronautics Committee 183 for upgrade of FAR 107.14(a) and (b) as a member of the special access control security task force for the Federal Aviation Administration. Federal Aviation Regulation 107.14 (FAR 107.14a and b) is the document produced by RTCA committee 183 for the security upgrade of the access control system and universal access control system requirements for civilian commercial and shared civilian/military airports under U.S. jurisdiction. Mr. Barchenko holds a U.S. patent entitled "Jet Propulsion Engine Assembly for Aircraft." Mark Barchenko is the son of Arthur Barchenko, our President and a Director, and Natalie Barchenko, our Treasurer and a Director.

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

            Eldon Moberg joined us in 1996 as the Vice President of the FOIDS product division and has served as our Vice-President since July 1, 1999. Mr. Moberg is responsible for establishing the FOIDS manufacturing and test facility in Madison, Alabama. His duties include planning and coordinating manufacturing schedules and resources and the provision of technical data for security system design and project cost analysis. Prior to joining us, Mr. Moberg was the Production Supervisor for Mason & Hanger National, Inc. a company engaged in the manufacture and marketing of our FOIDS product line where he initially was a production support technician and performed optical / electronic fabrication and testing of a fiber optic based security system and components. Thereafter, as Production Supervisor, he was responsible for planning and scheduling personnel, materials and equipment to support product manufacture. Other duties included procurement, product acceptance testing QA / QC, inventory control and MRP system operation. Before entering private industry, Mr. Moberg served for twenty years in the United States Army where he gained experience as senior radar repair technician for several Army Air Defense systems, team leader for missile system direct support maintenance and training developer for newly acquired Army missile systems.

            Thomas Isdanavich has been Vice President of Product Management at ECSI since July 1997. He determines installation and service support requirements for in-house and field applications. His responsibilities include field labor analysis and the planning and coordination of all administrative phases of sales and customer support services. Mr. Isdanavich was employed by Beall Technologies, Inc. a manufacturer of matrix switching equipment for IBM compatible mainframe computers, from 1973 to 1997. Prior to entering private industry, Mr. Isdanovich served in the U.S. Navy for four years.

            Joseph McAndrew joined us in June, 2003 as Vice President of Operations. Prior to that Mr. McAndrew spent 20 years as an innovative, hands-on manufacturing operations executive with experience in controlling all of the elements inherent in producing superior products at the lowest possible costs. He has headed global manufacturing operations for multi-layer radio frequency signal processing components used in the military, satellite and commercial markets with annual sales of $25 million. Mr. McAndrew has developed new and unique process techniques, allowing entry into the commercial market and resulting in the issuance of two U.S. Patents. His experience is multi-national with important technology operation transfers in Canada and production build outs in Central America. Mr. McAndrew has a master's degree in Engineering Management from the New Jersey Institute of Technology.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

            Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports and written representations from reporting persons, during the fiscal year ended June 30, 2003, all reports required to be filed were filed late. All reports required to be filed under Section 16(a) will be filed with the Securities and Exchange Commission within two weeks of the filing of this Report.

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

ITEM 10. EXECUTIVE COMPENSATION

Directors Compensation.

            In addition to reimbursing directors for expenses they incur in attending meetings of the Board or Committees of the Board, ECSI pays its directors a fee of $500 for each meeting attended. It is expected that the Company's outside directors will receive an annual award of stock options under ECSI's equity incentive plan. The Company reimburses non-employee directors for travel and related expenses for attending board meetings.

Executive Compensation.

            The following table sets forth certain information concerning the annual and long-term compensation of the person serving as our chief executive officer during the last three years. No other executive officers received annual compensation in excess of $100,000 during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                    Securities
     Name and Principal                             Other Annual    Underlying     All Other
         Position                Year     Salary    Compensation      Options     Compensation
Arthur Barchenko, President      2003    101,700        -0-               -0-          -0-
                                 2002     98,800        -0-           100,000          -0-
                                 2001     78,100        -0-               -0-          -0-

Option Grants in the Last Fiscal Year

            No stock options were granted to our officers or directors under our stock option plans during the 2003 fiscal year.

Fiscal Year-End Option Numbers and Values

            The following table sets forth certain information concerning the number and value of unexercised options held by the person identified in the table below at the end of the last fiscal year (June 30, 2003). There were no stock options exercised by any of our officers or directors during the fiscal year ended June 30, 2003.

                     Number of Securities          Value of Unexercised
                     Underlying Unexercised        In-the-Money Options
                     Options at Fiscal Year-End:   at Fiscal Year-End:
Name                 Exercisable/Unexercisable     Exercisable/Unexercisable (1)
----                 -------------------------     -----------------------------

Arthur Barchenko           100,000/0                        $0/$0

(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock ($.61) on June 30, 2003, as reported on the Over The Counter Bulletin Board (OTCBB).

Compensation Pursuant to Management Contracts

            None.

Other Compensation

            None; no stock appreciation rights or warrants exist.

Stock Option Plan.

            Incentive Stock Option Plan. In 1986, the Company adopted an Incentive Stock Option Plan which it renewed in 1996 for a second ten-year term. The Company has reserved 1,000,000 shares of common stock for issuance under the Stock Option Plan. The Board of Directors administers the Stock Option Plan but may delegate such administration to a committee of three persons, one of whom must be a member of the Board. The Board or the Committee has the authority to determine the number of options to be granted, when the options may be exercised and the exercise price of the options, provided that the exercise price may never be less than the fair market value of the shares of the Common Stock on the date the option is granted (110% in the case of any employee who owns more than 10% of the combined voting power or value of all classes of stock). Options may be granted for terms not exceeding ten years from the date of the grant, except for options granted to person holding in excess of 5% of the common stock, in which case the options may not be granted for a term not to exceed five years from the date of the grant.

            Non-statutory Stock Option Plan. The Company also has adopted a non-statutory stock option plan and has reserved 250,000 shares of common stock for issuance to Directors, employees and non-employees. Options granted pursuant to this plan will be non-transferable and expire, if not exercised within five years from the date of the grant. Options will be granted in such amounts and at such exercise prices as the Board of Directors may determine.

      Equity Compensation Plan Information

            The following table sets forth additional information as of June 30, 2003, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                      Equity Compensation Plan Information

--------------------------------------------------------------------------------------
                        (a)                 (b)                   (c)
--------------------------------------------------------------------------------------
Plan Category           Number of           Weighted-average      Number of
                        securities to be    exercise price of     securities available
                        issued upon         outstanding           for future issuance
                        exercise of         options, warrants     under equity
                        outstanding         and rights            compensation
                        options, warrants                         plans (excluding
                        and rights                                securities reflected
                                                                  in column (a))
--------------------------------------------------------------------------------------
Equity                  555,000             $1.29                 445,000
compensation
plans approved
by security holders
--------------------------------------------------------------------------------------
Equity                  395,000             $2.19
compensation
plans not approved
by security holders
--------------------------------------------------------------------------------------
Total                   950,000
--------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information, as of September 18, 2003 with respect to the beneficial ownership of ECSI's common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of ECSI's officers and directors, and by the officers and directors of ECSI as a group.

            For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of September 18, 2003. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on September 18, 2003 and the total number of shares that various people then had the right to acquire within 60 days.

                                    Number of Shares        Percentage of
                                    of Common Stock          Outstanding
Name (1)                           Owned Beneficially       Common Shares
--------                           ------------------       -------------
Arthur Barchenko (3)                   1,275,902                28.23%
Mark R. Barchenko (4)                    120,179                 2.72%
Richard Stern (5)                         30,000                    *
Thomas Isdanavich (5)                     20,000                    *
Joseph McAndrew                                0                    *
Eldon Moberg (5)                          60,000                 1.36%
Natalie Barchenko (6)                    830,975                18.80%
James R. Janis (5)                        25,000                     *
Gene Rabois (7)                           95,500                 2.16%
Robert Reiter (5)                         10,000                    *
Edward Snow (5)                           20,000                    *
Directors and officers
as a group (11 persons)                2,487,556(8)             56.28%

      *     Less than 1%.

(1)   The address for each person named in the table is c/o the Company.

(2)   Based on 4,419,753 shares outstanding.

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

            At June 30, 2003 and 2002, related party debt consisted of $14,443 and $19,353, respectively. The loans were repayable with interest at rates varying from no interest through 12% interest per annum. All interest for the fiscal year 2003 and 2002 had been waived.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

            Exhibits Required By Item 601 of Regulation SB

Exhibit Number                       Description of Exhibit

31.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. CONTROLS AND PROCEDURES.

            As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

            Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive, to allow timely decisions regarding required disclosure.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

            The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal year ended June 30, 2003 were $35,000. The reviews of the consolidated condensed financial statements included in the Company's Quarterly reports on Form 10-QSB for the fiscal year ended June 30, 2003 were performed by Demetrius & Company, L.L.C. The fees billed by Demetrius & Company, L.L.C. for those services plus its consent were $4,500. The aggregate fees billed by Demetrius & Company, L.L.C. in connection with the year end audit and quarterly reviews for the fiscal year ended June 30, 2002 were $27,167.

Audit Related Fees

            There were no fees billed by Demetrius & Company, L.L.C. for audit related services for the fiscal years ended June 30, 2002 or 2003.

Tax Services

The aggregate fees billed by Demetrius & Company, L.L.C. for tax services during the fiscal years ended June 30, 2003 and 2002 were $10,000 and $12,500, respectively.

All Other Services

            During 2003 Demetrius & Company, L.L.C. billed the Company $4,000 for services in connection with the preparation of a private placement. During 2002, Demetrius & Company, L.L.C billed the Company $4,000 for services rendered in connection with a possible acquisition which was never consummated.

                                   SIGNATURES

            In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Arthur Barchenko
    --------------------
Name:   Arthur Barchenko
Title:  President
Dated:  September 26, 2003

            In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

       Person                  Capacity                       Date
       ------                  --------                       ----

/s/ Arthur Barchenko           President and Director         September 26, 2003
-----------------------
Arthur Barchenko

/s/ Mark Barchenko             Vice President and Director    September 26, 2003
-----------------------
Mark Barchenko

/s/ Natalie Barchenko          Treasurer and Director         September 26, 2003
-----------------------
Natalie Barchenko

/s/ James R. Janis             Director                       September 26, 2003
-----------------------
James R. Janis

/s/ Gene Rabois                Director                       September 26, 2003
-----------------------
Gene Rabois

/s/ Robert F. Reiter           Director                       September 26, 2003
-----------------------
Robert F. Reiter

/s/ Edward Snow                Director                       September 26, 2003
-----------------------
Edward Snow

ITEM 7. FINANCIAL STATEMENTS

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

Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statement of Changes in Shareholders' Equity                 F-4

Consolidated Statements of Cash Flow                                      F-5

Notes to Consolidated Financial Statements                              F-6-F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and its subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 3, 2003

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                                June 30,
                                                                                           2003           2002
                                                                                           ----           ----
ASSETS
Current assets
      Cash and cash equivalents                                                        $    75,081    $   282,286
      Certificates of deposit, pledged                                                     300,000             --
      Marketable securities, available for sale                                                 --         32,485
      Accounts receivable, net of allowance of  $50,000 and $25,000                        702,016        964,124
      Inventories                                                                        1,371,119      1,617,496
      Deferred income taxes                                                                405,000        282,000
      Other current assets                                                                 325,199        113,336
                                                                                       -----------    -----------
          Total current assets                                                           3,178,415      3,291,727

Property, equipment and software development costs - net                                   583,877        367,927
Intangible assets - net                                                                     37,726         50,503
Goodwill                                                                                    50,000         50,000
Deferred income taxes                                                                        4,000         14,000
Other assets                                                                               126,914         26,229
                                                                                       -----------    -----------
                                                                                       $ 3,980,932    $ 3,800,386
                                                                                       ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                            $   585,343    $   445,454
      Bank line of credit                                                                  560,000        300,000
      Current maturities of long-term debt                                                  99,996        124,996
      Obligations under capital leases                                                      10,826         15,150
      Customer deposits                                                                         --         24,258
      Payroll taxes payable                                                                 12,859         13,837
      Income taxes payable                                                                   6,000          5,322
      Due to officers and shareholders                                                      14,443         19,353
                                                                                       -----------    -----------
          Total current liabilities                                                      1,289,467        948,370

Noncurrent liabilities
      Obligations under capital leases                                                       4,986         17,888
      Long-term debt                                                                       241,671        341,671
      Deferred income taxes                                                                 49,000         31,000
                                                                                       -----------    -----------
          Total liabilities                                                              1,585,124      1,338,929

Minority interest                                                                               --         21,217

COMMITMENTS AND CONTINGENCIES - see notes

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized,
          637,500 and 1,000,000 shares issued and outstanding, respectively                  6,375         10,000
      Common Stock, $.001 par value; 15,000,000 shares authorized;
          4,494,753 and 4,034,128 shares issued; 4,394,753 and 3,934,128
         shares outstanding, respectively                                                    4,495          4,034
      Additional paid-in capital                                                         5,098,787      4,790,361
      Accumulated deficit                                                               (2,704,502)    (1,848,044)
      Accumulated other comprehensive income                                                   653         (2,297)
      Deferred compensation                                                                     --       (503,814)
      Treasury stock, at cost, 100,000 shares                                              (10,000)       (10,000)
                                                                                       -----------    -----------
          Total shareholders' equity                                                     2,395,808      2,440,240
                                                                                       -----------    -----------
                                                                                       $ 3,980,932    $ 3,800,386
                                                                                       ===========    ===========

                 See Notes to Consolidated Financial Statements

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                      Year
                                                                      Ended
                                                                     June 30,
                                                                2003           2002
                                                                ----           ----
Revenues                                                    $ 4,346,816    $ 2,304,013
Cost of revenues                                              2,375,335      1,087,786
                                                            -----------    -----------

          Gross profit                                        1,971,481      1,216,227
                                                            -----------    -----------

 Research and development                                       172,741         90,420
 Selling, general  and administrative expenses                1,933,540      1,149,228
 Stock based compensation                                       503,814        146,816
                                                            -----------    -----------

          Loss from operations                                 (638,614)      (170,237)

Other (income) expense
     Interest expense                                            68,179         55,822
     Interest income                                            (11,449)        (7,660)
     Minority interest in subsidiary loss                       (50,938)       (15,809)
     Loss on sale of marketable securities                        3,916          6,050
                                                            -----------    -----------

Total other expense                                               9,708         38,403
                                                            -----------    -----------

Loss before tax benefit                                        (648,322)      (208,640)

Income tax benefit                                              (89,000)       (38,800)
                                                            -----------    -----------

Net loss before dividends                                      (559,322)      (169,840)

Deemed dividends on series A convertible preferred stock        100,886        907,975
                                                            -----------    -----------

Net loss attributable to common shareholders                $  (660,208)   $(1,077,815)
                                                            ===========    ===========

Net loss per share:
     Basic                                                  $     (0.16)   $     (0.28)
                                                            ===========    ===========
     Diluted                                                $     (0.16)   $     (0.28)
                                                            ===========    ===========

Weighted average number of common shares and equivalents:
     Basic                                                    4,076,366      3,854,891
                                                            ===========    ===========
     Diluted                                                  4,076,366      3,854,891
                                                            ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
            Consolidated Statements of Changes in Shareholders Equity


                                                       Series A Convertible                                     Additional
                                                          Preferred Stock               Common Stock             Paid-in
                                                      Shares         Amount         Shares         Amount        Capital
                                                   ------------   ------------   ------------   ------------   ------------
Balances at July 1, 2001                                     --   $         --      3,850,628   $      3,851   $  1,455,921

Grant of stock options                                                                                              612,297

Issuances of common stock, par value $.001
    Services rendered                                                                  70,000             70         38,263
    Exercise of stock options                                                         113,500            113         28,647

Private placement of convertible preferred stock
    and common stock warrants, net of
    offering costs of $364,316                        1,000,000         10,000                                    1,625,684

Minority interest contribution                                                                                       35,574

Amortization of deemed dividend on convertible                                                                      907,975
     preferred stock

Amortization of deferred compensation

Tax benefit from stock based compensation                                                                            86,000

Unrealized loss on marketable securities

Net loss
                                                   ------------   ------------   ------------   ------------   ------------

Balances at June 30, 2002                             1,000,000   $     10,000      4,034,128   $      4,034   $  4,790,361

Conversion of preferred stock                          (362,500)        (3,625)       362,500            363          3,263

Preferred dividend paid with Common Stock                                              98,125             98        196,152

Minority interest contribution                                                                                        8,126

Amortization of deferred compensation

Amortization of deemed dividend on convertible                                                                      100,886

Realized loss on marketable securities

Foreign currency translation adjustments

Net loss
                                                   ------------   ------------   ------------   ------------   ------------

Balances at June 30, 2003                               637,500   $      6,375      4,494,753   $      4,495   $  5,098,787
                                                   ============   ============   ============   ============   ============


                                                                   Accumulated
                                                                      Other
                                                   Accumulated    Comprehensive     Deferred       Treasury
                                                     Deficit          Income      Compensation       Stock           Total
                                                   ------------   -------------   -------------   ------------    ------------
Balances at July 1, 2001                           $   (770,229)   $         --   $          --   $    (10,000)   $    679,543

Grant of stock options                                                                 (612,297)                            --

Issuances of common stock, par value $.001
    Services rendered                                                                   (38,333)                            --
    Exercise of stock options                                                                                           28,760

Private placement of convertible preferred stock
    and common stock warrants, net of
    offering costs of $364,316                                                                                       1,635,684

Minority interest contribution                                                                                          35,574

Amortization of deemed dividend on convertible                                                                         907,975
     preferred stock

Amortization of deferred compensation                                                  146,816                         146,816

Tax benefit from stock based compensation                                                                               86,000

Unrealized loss on marketable securities                                 (2,297)                                        (2,297)

Net loss                                             (1,077,815)                                                    (1,077,815)
                                                   ------------    ------------   -------------   ------------    ------------

Balances at June 30, 2002                          $ (1,848,044)   $     (2,297)  $    (503,814)  $    (10,000)   $  2,440,240

Conversion of preferred stock                                                                                               --

Preferred dividend paid with Common Stock              (196,250)                                                            --

Minority interest contribution                                                                                           8,126

Amortization of deferred compensation                                                   503,814                        503,814

Amortization of deemed dividend on convertible                                                                         100,886

Realized loss on marketable securities                                    2,297                                          2,297

Foreign currency translation adjustments                                    653                                            653

Net loss                                               (660,208)                                                      (660,208)
                                                   ------------    ------------   -------------   ------------    ------------

Balances at June 30, 2003                          $ (2,704,502)   $        653   $          --   $    (10,000)   $  2,395,808
                                                   ============    ============   =============   ============    ============

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                             Year
                                                                             Ended
                                                                            June 30,
                                                                       2003           2002
                                                                       ----           ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                              $  (559,322)   $  (169,840)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                128,520         70,759
          Increase in allowance for bad debts                           25,000             --
          Stock based compensation                                     503,814        146,816
          Minority interest in subsidiary loss                         (50,938)       (15,809)
          Tax benefit from exercise of stock options                        --         86,000
          Deferred income taxes                                        (95,000)      (125,000)
          Foreign currency translation adjustments                         653             --
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                     237,108       (829,542)
               Inventory                                               246,377       (317,711)
               Other current assets                                   (185,606)       (51,633)
               Other assets                                           (100,685)        (1,312)
               Accounts payable and accrued expenses                   139,889       (106,015)
               Customer deposits                                       (24,258)        24,258
               Payroll taxes payable                                      (978)         4,246
               Income taxes payable                                        678        (18,000)
               Other liabilities                                            --       (104,525)
                                                                   -----------    -----------
        Net cash provided (used)  by operating activities              265,252     (1,407,308)

Cash flows from investing activities:
     Investment in marketable securities                                34,782        (34,782)
     Acquisition of property, equipment and software development      (320,103)      (102,678)
     Acquisition of net assets                                              --        (20,000)
                                                                   -----------    -----------
          Net cash used in investing activities                       (285,321)      (157,460)

Cash flows from financing activities:
     Proceeds from issuance of convertible preferred stock                  --      1,635,684
     Proceeds from exercise of stock options                                --         28,760
     Proceeds (payments) on bank loan and line of credit               285,000        493,998
     Certificate of deposit, pledged                                  (300,000)            --
     Payments on long-term debt                                       (150,000)       (75,331)
     Payments on lease obligations                                     (17,226)       (14,658)
     Loan officers and shareholders - net                               (4,910)      (222,326)
                                                                   -----------    -----------
          Net cash provided  (used) by  financing activities          (187,136)     1,846,127
                                                                   -----------    -----------

          Net increase (decrease) in cash and cash equivalents        (207,205)       281,359

Cash and cash equivalents at beginning of period                       282,286            927
                                                                   -----------    -----------

          Cash and cash equivalents at end of period               $    75,081    $   282,286
                                                                   ===========    ===========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
          Interest                                                 $    68,179    $    55,822
                                                                   ===========    ===========
          Taxes                                                    $     1,000    $    18,000
                                                                   ===========    ===========

Non cash financing and investing activity
   Purchase of equipment for customers receivable balance                         $   153,833
                                                                                  ===========
   Contribution of assets to subsidiary                                           $    72,600
                                                                                  ===========
   Debt incurrred on acqusition of net assets                                     $    30,000
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

Note 2 - Summary of Significant Accounting Policies

      Principles of Consolidation

      The financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiaries. The Company's majority owned subsidiary was formed in the Middle East in January 2002 and commenced business in May 2002. In January 2003, it ceased to exist as an operating entity at which time a new majority owned subsidiary was formed to conduct the Company's business in the Middle East. All significant intercompany accounts and transactions have been eliminated.

      Reclassifications

      Certain prior year balances have been reclassified to conform to the current year presentation.

      Accounts Receivable

      Trade accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment and Depreciation

      Depreciation is provided for by straight-line and accelerated methods over the estimated useful lives of the assets, which vary from three to ten years. Cost of repairs and maintenance are charged to operations in the period incurred.

      Software Development Costs

      Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 5 years. Approximately $248,000 and $90,000 of software development costs have been capitalized for the years ended June 30, 2003 and 2002, respectively.

      Earnings per Share

      In determining basic or diluted earnings per share (EPS), the effects of deemed dividends related to the Company's series A convertible preferred stock is added to the net loss.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont)

      Earnings per Share (Cont)

      Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation as they are antidilutive

                                               2003        2002
                                               ----        ----
               Stock options                 950,000     960,000
               Warrants                      546,875     546,875
               Convertible Preferred Stock   637,500   1,000,000

      All references to weighted average shares outstanding and per share amounts have been restated to give retroactive effect to the stock dividend (see Note 10) for all periods presented.

      Foreign Currency Translation

      The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, the Company translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit.

      Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

      Cash and Cash Equivalents

      The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont)

      Research and Development

      Research and development expenditures are expensed as incurred.

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

      Intangible Assets

      The cost of licenses and trademarks are being amortized on the straight-line method over their useful lives, ranging from 5 to 15 years. Amortization expense charged to operations was $12,177 and $9,035 for the years ended June 30, 2003 and 2002, respectively.

      Advertising Costs

      Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended June 30, 2003 and 2002 were approximately $67,000 and $42,000, respectively.

      Stock Based Compensation

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

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont)

      Stock Based Compensation (cont)

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards

                                                                         Year Ended
                                                                           June 30,
                                                                       2003         2002
                                                                       ----         ----
      Net loss, as reported                                         $(660,208)   $(1,077,815)
      Add: Stock based compensation
                 expense, as reported, net of related tax effects          --             --
      Deduct: Total stock-based compensation
        expense determined under the fair value based
        method for all awards, net of related tax effects              (3,742)      (490,777)
                                                                    ---------    -----------
      Pro forma net loss                                            $(663,950)   $(1,568,592)
                                                                    =========    ===========

      Basic and diluted loss per share, as reported                 $   (0.16)   $     (0.28)
      Basic and diluted loss per share, pro forma                   $   (0.16)   $     (0.41)

      The weighted average per share fair value of options granted during fiscal 2002 was $1.31. No options were granted in fiscal 2003. The fair value of each option granted in 2002 was estimated using the Black-Scholes option-pricing model with a volatility of 96.72%, expected life of options of 3.75 years, risk free interest rate of approximately 3.72% and a dividend yield of 0%.

      Recent Pronouncements

      In May 2003, the FASB issued SFAS No. 149, "Derivative Instruments." This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion. In particular, the
      Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an "underlying" to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;" and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to us.

      In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities." SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont)

      Recent Pronouncements (cont)

      The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact the Company's financial condition or results of operations.

Note 3 - Inventories

      Inventories at June 30, 2003 and 2002 consist of the following:

                                                2003               2002
                                                ----               ----
      Raw materials                          $  246,923         $  318,527
      Work-in-process                           229,632            190,068
      Finished goods                            894,564          1,108,901
                                             ----------         ----------
                                             $1,371,119         $1,617,496
                                             ==========         ==========

Note 4 - Property, Equipment and Software Development Costs

      Property, equipment and software development costs consist of the following:

                                                                       2003       2002
                                                                       ----       ----
      Furniture and fixtures                                         $ 35,600   $ 26,455
      Machinery and equipment                                         511,299    452,837
      Improvements                                                      9,296      9,296
      Software                                                         95,978    182,702
      Software development costs                                      339,332     90,378
                                                                     --------   --------
                                                                      991,505    761,668
          Less: accumulated depreciation and amortization             407,628    393,741
                                                                     --------   --------
                                                                     $583,877   $367,927
                                                                     ========   ========

        Equipment under capital leases included in
        property, equipment and purchased software are as follows:
         Machinery and equipment                                     $ 61,444   $ 69,944
         Less: accumulated depreciation                                33,644     26,915
                                                                     --------   --------
                                                                     $ 27,800   $ 43,029
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

      Depreciation expense was $ 115,743 and $ 61,725 for the years ended June 30, 2003 and 2002

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Bank Line Of Credit

      The Company's $500,000 revolving credit line was extended an additional year to November 2003. Substantially all of the Company's assets and the personal guarantee of an officer/shareholder collateralize the outstanding balances. The credit line requires the maintenance of a minimum tangible net worth, as defined. Interest is payable monthly at 1.0% plus the prime rate for a total of 5.00% at June 30, 2003. In August 2002, the Company obtained an additional $285,000 revolving credit line, secured by a Company certificate of deposit in the amount of $300,000 plus accrued interest. In September 2003, the additional line was repaid with the proceeds of the released certificate of deposit.

Note 6 - Long-Term Debt

                                                    2003            2002
                                                    ----            ----

      (a) Promissory note                         $     --        $ 25,000
      (b) Term loan                                341,667         441,667
                                                  --------        --------
                                                   341,667         466,667
      Less: current portion                         99,996         124,996
                                                  --------        --------
                                                  $241,671        $341,671
                                                  ========        ========

      (a) In April 2002, the Company acquired certain assets of a Virginia-based security consulting firm for $50,000. The Company paid $20,000 at closing and issued a non-interest bearing promissory note for the balance which was paid in six monthly installments of $5,000.

      (b) In November 2001, an existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years in monthly installments of $8,333 plus interest at the rate of 7.5% per annum

      The annual maturities of long-term debt as of June 30, 2003 are as follows:

                                             2004                $ 99,996
                                             2005                  99,996
                                             2006                  99,996
                                             2007                  41,683
                                                                 --------
                                                                 $341,667
                                                                 ========

Note 7 - Obligation Under Capital Leases

      Future minimum lease payments for assets under capital leases at June 30, 2003

      Years ending June 30,

                                             2004                  $17,698
                                             2005                    5,358
                                                                   -------
                                                                    23,056
                     Amount representing interest                    7,244
                                                                   -------
      Present value of net minimum lease payments                  $15,812
                                                                   =======

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Due to Officers and Shareholders

      These amounts represent non-interest bearing advances and are due on demand.

Note 9 - Income Taxes

      The provision for taxes for the year ended June 30, 2003 and 2002 includes the following components:

                                                       2003         2002
                                                       ----         ----
            Current
               Federal                              $      --    $      --
               State                                    6,000        1,000
               Foreign                                     --           --
                                                    ---------    ---------
                                                        6,000        1,000
            Deferred
               Federal                                 (5,000)     (28,000)
               State                                  (38,000)     (11,800)
               Foreign                                (52,000)          --
                                                    ---------    ---------
                                                      (95,000)     (39,800)
                                                    ---------    ---------

                                                    $ (89,000)   $ (38,800)
                                                    =========    =========

            The components of the deferred tax accounts as of June 30, 2003 and 2002 are as follows:

                                                       2003         2002
                                                       ----         ----
            Deferred tax assets
                  Net operating loss carryforward   $ 361,834    $ 267,800
                  Stock based compensation            232,163           --
                  Other                                28,962       28,200
                                                    ---------    ---------
                                                      622,959      296,000
            Deferred tax liabilities
                  Depreciation and amortization        46,142       31,000
                                                    ---------    ---------
            Subtotal                                  576,817      265,000
            Valuation allowance                      (216,817)          --
                                                    ---------    ---------

            Net deferred tax assets                 $ 360,000    $ 265,000
                                                    =========    =========

            The valuation at June 30, 2001 was -0-.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 9 - Income Taxes (cont)

      The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                                       2003        2002
                                                       ----        ----

      Expected federal tax at statutory rate        $(311,204)   $(67,219)
      State taxes, net of federal tax effect          (37,144)    (11,862)
      Foreign rate differential                        (7,729)         --
      Non deductible expenses                          50,712       6,528
      Change in valuation allowance                   216,817          --
      Other                                              (452)     33,753
                                                    ---------    --------
                                                    $ (89,000)   $(38,800)
                                                    =========    ========

      At June 30, 2003 the Company had net operating loss carryforwards for federal and state income tax purposes of $658,000 and $961,000 respectively, expiring through 2023. The Company has foreign net operating loss carryforwards of $129,000 with no expiration date.

Note 10- Shareholders' Equity

      Stock Dividend

      On October 11, 2001, the Company's Board of Directors voted to issue a 5% stock dividend to shareholders of record as of October 15, 2001. As a result of the stock dividend, 178,628 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for fiscal 2002 have been restated to reflect the 5% stock dividend.

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

Note 10- Shareholders' Equity (cont)

      Series A Convertible Preferred Stock (Cont)

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

      As of June 30, 2003, 362,500 shares of Series A Convertible Preferred Stock were converted into a like amount of common stock.

      On March 5, 2003, the Company's board of Directors declared a dividend on the Series A Convertible Preferred Stock for the period from the date of issuance, March14, 2002, through March 13, 2003. The dividend was paid by the issuance of 98,125 additional shares of the Company's common stock. Cumulative but undeclared dividends at June 30, 2003 totaled approximately $32,000.

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

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Shareholders' Equity (cont)

      Stock Option Plans (cont)

      Option activity for 2002 and 2003 is summarized as follows:

                                                                              Weighted
                                                                               Average
                                            Options                            Exercise
                                             Plan      Nonplan      Total       Price
                                             ----      -------      -----       -----
      Options outstanding, July 1, 2001     210,000      53,500     263,500    $   0.12
      Granted                               405,000     425,000     830,000        1.60
      Exercised                             (30,000)    (83,500)   (113,500)       0.23
      Forfeited                             (20,000)         --     (20,000)       0.25
                                           --------                --------    --------

      Options outstanding, June 30, 2002    565,000     395,000     960,000    $   1.39

      Granted                                    --          --          --          --
      Exercised                                  --          --          --          --
      Forfeited                             (10,000)         --     (10,000)       2.70
                                           --------                --------    --------

      Options outstanding, June 30, 2003    555,000     395,000     950,000    $   1.39
                                           ========    ========    ========    ========

      Shares of common stock available
        for future grant under the plans    445,000
                                           ========

      The following table summarizes information about stock options outstanding at June 30, 2003.

                                                                       Options Exercisable
                                                Weighted Average                      Weighted
                                           Remaining                                   Average
                            Number        Contractual      Exercise      Number       Exercise
      Ranges of price     Outstanding        Life            Price    Exercisable       Price
      ---------------     -----------        ----            -----    -----------       -----
      $.05-.10                  70,000            4.19       $0.06          70,000      $0.06
      $.20-.30                 230,000            5.66       $0.25         205,000      $0.25
      $.50-.88                  30,000            2.81       $0.75          30,000      $0.75
      $1.00-1.50               350,000            1.68       $1.25         350,000      $1.25
      $2.70-2.97               270,000            3.38       $2.90         270,000      $2.90
                         -------------   -------------       -----   -------------      -----

      $.05-$2.97               950,000            3.35       $1.37         925,000      $1.40
                         =============   =============       =====   =============      =====

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Concentrations and Economic Dependency

      The Company had three customers that accounted for 17%, 25% and 29%, respectively of net revenues for year ended June 30, 2003 and two customers that accounted for 21% and 22% of net revenues for year ended June 30, 2002. Two customers accounted for 56% of the accounts receivables as of June 30, 2003. At June 30, 2003 approximately 33.6% of accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

      During the year and at year end, the Company had cash deposits in a bank in excess of FDIC limits. The Company periodically reviews the financial condition of the bank to minimize its exposure

Note 12 - Commitments and Contingencies

      Lease Agreements

      Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2003 are as follows:

                                      2004                      $120,000
                                      2005                        87,000
                                      2006                        59,000
                                      2007                        56,000
                                      2008                        51,000
                                                                --------
                                                                $373,000
                                                                ========

      Rent expense under all operating leases was $89,316 and $81,195 for the years ended June 30, 2003 and 2002.

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

      Litigation

      The Company is party to an appeal filed to overturn an award of attorney's fees and related court costs in conjunction with a settlement regarding the use of its intellectual property. The Company intends to defend its position vigorously and management does not believe that the final outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. In connection with this appeal, the Company was required to pledge a $100,000 letter of credit to secure a $145,000 surety bond issued to stay the collection of the award pending the outcome of the appeal.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Geographic Data

      The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

                                     U.S.     % of total  Middle East    % of total
                                     ----     ----------  -----------
      For the year ended
        June 30, 2003
           Revenue               $ 4,317,953     99.34%   $    28,863        0.66%
           Operating loss           (456,251)    71.44%      (182,363)      28.56%
           Identifiable assets     3,760,378     94.46%       220,554        5.54%

      For the year ended
        June 30, 2002
           Revenue               $ 2,292,370     99.49%   $    11,643        0.51%
           Operating loss           (137,974)    81.05%       (32,263)      18.95%
           Identifiable assets     3,730,786     98.17%        69,600        1.83%