Form 10KSB/A
period 2003-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2003-11-05
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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
--------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information, as of September 18, 2003 with respect to the beneficial ownership of ECSI's common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock (after giving effect to the issuance of 637,500 shares of common stock upon the conversion of a like number of shares of Series A Convertible Preferred Stock outstanding as of September 18, 2003) by each of ECSI's officers and directors, and by the officers and directors of ECSI as a group.

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

                                    Number of Shares        Percentage of
                                    of Common Stock          Outstanding
Name (1)                           Owned Beneficially       Common Shares
--------                           ------------------       -------------
Arthur Barchenko (3)                   1,275,902                25.35%
Mark R. Barchenko (4)                    120,179                 2.39%
Richard Stern (5)                         30,000                    *
Thomas Isdanavich (5)                     20,000                    *
Joseph McAndrew                                0                    *
Eldon Moberg (5)                          60,000                 1.12%
Natalie Barchenko (6)                    830,975                16.51%
James R. Janis (5)                        25,000                     *
Gene Rabois (7)                           95,500                 1.90%
Robert Reiter (5)                         10,000                    *
Edward Snow (5)                           20,000                    *
Directors and officers
as a group (11 persons)                2,487,556(8)             49.43%

      *     Less than 1%.

(1)   The address for each person named in the table is c/o the Company.

(2) Based on 5,032,253 shares outstanding including 4,394,753 shares of common stock and 637,500 shares of Series A Convertible Preferred Stock which are convertible into common stock at any time.

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


By: /s/ Arthur Barchenko
    --------------------
Name:   Arthur Barchenko
Title:  President
Dated:  October 30, 2003

            In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

       Person                  Capacity                       Date
       ------                  --------                       ----

/s/ Arthur Barchenko           President and Director         October 30, 2003
-----------------------
Arthur Barchenko

/s/ Mark Barchenko             Vice President and Director    October 30, 2003
-----------------------
Mark Barchenko

/s/ Natalie Barchenko          Treasurer and Director         October 30, 2003
-----------------------
Natalie Barchenko

/s/ James R. Janis             Director                       October 30, 2003
-----------------------
James R. Janis

/s/ Gene Rabois                Director                       October 30, 2003
-----------------------
Gene Rabois

/s/ Robert F. Reiter           Director                       October 30, 2003
-----------------------
Robert F. Reiter

/s/ Edward Snow                Director                       October 30, 2003
-----------------------
Edward Snow

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