Form 10QSB
period 2003-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2003-11-14
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2003 there were 4,419,753 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                September 30,         June 30,
                                                                                    2003                2003
                                                                                -------------        -----------
                                                                                 (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                                  $    34,484         $    75,081
      Certificates of deposit, pledged                                                    --             300,000
      Accounts receivable, net of allowance of $50,000                               647,062             702,016
      Inventories                                                                  1,514,456           1,371,119
      Deferred income taxes                                                          436,300             405,000
      Other current assets                                                           346,476             325,199
                                                                                 -----------         -----------
          Total current assets                                                     2,978,778           3,178,415

Property, equipment and software development costs - net                             592,924             583,877
Intangible assets - net                                                               35,744              37,726
Goodwill                                                                              50,000              50,000
Deferred income taxes                                                                  4,000               4,000
Other assets                                                                         126,914             126,914
                                                                                 -----------         -----------
                                                                                 $ 3,788,360         $ 3,980,932
                                                                                 ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                      $   570,680         $   585,343
      Bank line of credit                                                            500,000             560,000
      Current maturities of long-term debt                                            99,996              99,996
      Obligations under capital leases                                                10,776              10,826
      Payroll taxes payable                                                           11,697              12,859
      Income taxes payable                                                             6,000               6,000
      Due to officers and shareholders                                                26,728              14,443
                                                                                 -----------         -----------
          Total current liabilities                                                1,225,877           1,289,467

Noncurrent liabilities
      Obligations under capital leases                                                 4,288               4,986
      Long-term debt                                                                 216,671             241,671
      Deferred income taxes                                                           49,000              49,000
                                                                                 -----------         -----------
          Total liabilities                                                        1,495,836           1,585,124

COMMITMENTS AND CONTINGENCIES - see notes

Shareholders' equity
      Series A Convertible Preferred stock, cumulative, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
         612,500 and 637,500 shares issued and outstanding, respectively               6,125               6,375
      Common Stock, $.001 par value; 15,000,000 shares authorized;
         4,519,753 and 4,494,753 shares issued; 4,419,753 and 4,394,753
         shares outstanding, respectively                                              4,520               4,495
      Additional paid-in capital                                                   5,099,012           5,098,787
      Accumulated deficit                                                         (2,805,522)         (2,704,502)
      Accumulated other comprehensive income (loss)                                   (1,611)                653
      Treasury stock, at cost, 100,000 shares                                        (10,000)            (10,000)
                                                                                 -----------         -----------

          Total shareholders' equity                                               2,292,524           2,395,808
                                                                                 -----------         -----------
                                                                                 $ 3,788,360         $ 3,980,932
                                                                                 ===========         ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                      Three Months
                                                                          Ended
                                                                      September 30,
                                                                 2003              2002
                                                              -----------      -----------
                                                              (Unaudited)      (Unaudited)
Revenues                                                      $   633,601      $   813,421
Cost of revenues                                                  241,189          475,378
                                                              -----------      -----------

          Gross profit                                            392,412          338,043
                                                              -----------      -----------

 Research and development                                          64,324           34,882
 Selling, general  and administrative expenses                    466,721          369,941
 Stock based compensation                                              --           80,826
                                                              -----------      -----------

          Loss from operations                                   (138,633)        (147,606)

Other (income) expense
     Interest expense                                              19,138           14,580
     Interest income                                               (1,367)          (4,738)
     Minority interest in subsidiary loss                         (24,084)         (13,834)
     Loss on sale of marketable securities                             --            3,916
                                                              -----------      -----------

Total other income                                                 (6,313)             (76)
                                                              -----------      -----------

Loss before tax benefit                                          (132,320)        (147,530)

Income tax benefit                                                (31,300)         (63,640)
                                                              -----------      -----------

Net loss before dividends                                        (101,020)         (83,890)

Deemed dividends on series A convertible preferred stock               --          100,886
                                                              -----------      -----------

Net loss attributable to common shareholders                  $  (101,020)     $  (184,776)
                                                              ===========      ===========

Net loss per share:
     Basic                                                    $     (0.02)     $     (0.05)
                                                              ===========      ===========
     Diluted                                                  $     (0.02)     $     (0.05)
                                                              ===========      ===========

Weighted average number of common shares and equivalents:
     Basic                                                      4,415,677        3,934,128
                                                              ===========      ===========
     Diluted                                                    4,415,677        3,934,128
                                                              ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                           Three Months
                                                                               Ended
                                                                           September 30,
                                                                        2003           2002
                                                                     ---------      ---------
                                                                    (Unaudited)    (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                                $(101,020)     $ (83,890)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                 36,063         23,911
          Stock based compensation                                          --         80,826
          Minority interest in subsidiary loss                         (24,084)       (13,834)
          Deferred income taxes                                        (31,300)       (66,500)
          Foreign currency translation adjustments                      (2,264)            --
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                      54,954       (215,385)
               Inventory                                              (143,337)         2,136
               Other current assets                                      2,807        (54,297)
               Other assets                                                 --           (700)
               Accounts payable and accrued expenses                   (14,663)        77,974
               Customer deposits                                            --        (24,258)
               Payroll taxes payable                                    (1,162)           (62)
                                                                     ---------      ---------

        Net cash used  by operating activities                        (224,006)      (274,079)

Cash flows from investing activities:
     Investment in marketable securities                                    --         34,782
     Acquisition of property, equipment and software development       (43,128)       (64,640)
                                                                     ---------      ---------

          Net cash used in investing activities                        (43,128)       (29,858)

Cash flows from financing activities:
     Proceeds (payments) on bank loan and line of credit               (60,000)       423,331
     Certificate of deposit (purchased) redeemed                       300,000       (300,000)
     Payments on long-term debt                                        (25,000)       (75,331)
     Payments on lease obligations                                        (748)        (5,758)
     Loan officers and shareholders - net                               12,285         16,146
                                                                     ---------      ---------

          Net cash provided  by  financing activities                  226,537         58,388
                                                                     ---------      ---------

          Net decrease in cash and cash equivalents                    (40,597)      (245,549)

Cash and cash equivalents at beginning of period                        75,081        282,286
                                                                     ---------      ---------

          Cash and cash equivalents at end of period                 $  34,484      $  36,737
                                                                     =========      =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                   $  19,138      $  14,580
                                                                     =========      =========
          Taxes                                                      $      --      $      --
                                                                     =========      =========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

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

                                                    2003            2002
                                                  -------        ---------
      Stock options                               950,000          960,000
      Warrants                                    546,875          546,875
      Convertible Preferred Stock                 612,500        1,000,000

Note 3 - Inventories

Inventories at consist of the following:

                                             September             June
                                                2003               2003
                                             ----------         ----------
      Raw materials                          $  255,990         $  246,923
      Work-in-process                           231,558            229,632
      Finished goods                          1,026,908            894,564
                                             ----------         ----------
                                             $1,514,456         $1,371,119
                                             ==========         ==========

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 4- Series A Convertible Preferred Stock

In January thorough March 2002, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock. The Preferred Stock provides for an annual dividend of $.20 per share, payable quarterly, (payable in cash or shares of common stock valued at $2.00 per share), when, as and if declared by the Board of Directors. Dividends are to be paid on a cumulative basis.

On March 5, 2003, the Company's board of Directors declared a dividend on the Series A Convertible Preferred Stock for the period from the date of issuance, March14, 2002, through March 13, 2003. The dividend was paid by the issuance of 75,925 additional shares of the Company's common stock. Cumulative but undeclared dividends at September 30, 2003 total approximately $62,500.

Note 5 - Stock Based Compensation Plans

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                   Three Months Ended
                                                                      September 30,
                                                                    2003          2002
                                                                 ---------     ---------
Net loss, as reported                                            $(101,020)    $(184,776)
Add: Stock based compensation
      expense, as reported, net of related tax effects                  --            --
Deduct: Total stock-based compensation
      expense determined under the fair value
      based method for all awards, net of related tax effects         (936)       (1,574)
                                                                 ---------     ---------
Pro forma net loss                                               $(101,956)    $(186,350)
                                                                 =========     =========
Basic and diluted loss per share, as reported                    $   (0.02)    $   (0.05)
Basic and diluted loss per share, pro forma                      $   (0.02)    $   (0.05)

No options were granted in the three months ended September 30, 2003 or 2002.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 6 - Litigation

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 2003 ("fiscal 2004") Compared to Three Months Ended September 30, 2002 ("fiscal 2003").

REVENUES. The Company reported net revenues of $633,601 for fiscal 2004, as compared to revenues of $813,421 for fiscal 2003, a decrease of about 22%. Of the revenues reported in fiscal 2004, approximately 34% was domestic and 66% related to international projects. The decrease in sales in fiscal 2004 is primarily attributable to the hold put on certain projects waiting for the approval of submitted documents. The submitted documents are related to projects for foreign governments and private industrial concerns in the Middle East. Although shipments and resulting revenue was lower in fiscal 2004 as compared to fiscal 2003, the Company continued to experience an increase in the dollar size of proposals for its products and services.

GROSS MARGINS. Gross margins in fiscal 2004 were 61.9% of revenue as compared to 41.6% of revenue in fiscal 2003. The increase in 2004 is primarily due to an increase in the order mix for higher gross margin engineering and design services. In fiscal 2003, the fulfillment of released orders mostly entailed the shipment and installation of lower gross margin product.

RESEARCH AND DEVELOPMENT . Research and development expenses increased in fiscal 2004 to $64,324 from $34,882 in fiscal 2003. Research and development expenses in fiscal 2004 were for upgrades to existing products and systems, such as, FOIDS, IPIDS and IDMS and for new product development work on the APIDS and UAV technologies.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses increased in fiscal 2004 to $466,721 from $369,941 in fiscal 2003. The increase in 2004 is primarily the result of advertising, sales promotion, business development and professional fees for new proposals generated during the period.

STOCK BASED COMPENSATION. In fiscal 2004, the Company did not issue any stock based compensation. In fiscal 2003, the Company issued stock and stock options to various consultants valued at approximately $650,000. This amount was being amortized over the related service periods resulting in a charge of $80,826 in the 2003 period. Stock-based compensation is non-cash and, therefore, has no impact on the Company's net worth, cash flow or liquidity. Currently, the Company has no deferred stock based compensation.

INTEREST EXPENSE. Interest expense in fiscal 2004 was $19,138, as compared to $14,580 for fiscal 2003. The increase was attributable to higher outstanding debt balances.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $24,084 for fiscal 2004 and $13,834 for fiscal 2003. The first foreign subsidiary was formed in January 2002 and commenced operations in May 2002. In January 2003, it ceased to exist as an operating subsidiary of the Company and the assets were transferred to a newly created foreign subsidiary. The Company established the new foreign operating subsidiary, of which it owns a 70% interest, to conduct the Company's business in the Middle East.

INCOME TAX BENEFIT. In fiscal 2004, the Company recognized $31,300 of tax benefits from the current year net operating loss which will be used to offset taxable income in a future year.

NET LOSS. As a result of the foregoing, net loss attributable to common shareholders for the three months ended September 30, 2003 and 2002 was $101,020 and $184,776, respectively. Deemed dividends contributed $100,886 to the loss for fiscal 2003.

NET LOSS PER SHARE. For purposes of calculating net loss per share, deemed dividends totaling $100,886 are reflected as an increase in net loss attributable to common shareholders for the three months ended September 30, 2002. The Company recorded a deemed dividend totaling $1,008,861 in March 2002 to reflect the beneficial conversion price of its Series A Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. The deemed dividend was amortized over 120 days, commencing from the date of the closing of the sale of these shares, March 14, 2002, to the date the preferred stock first became convertible on August 12, 2002. This adjustment has no impact on the net equity of the Company since the offset to the deemed dividend is an offsetting increase in additional paid-in capital. The deemed dividend accounted for $(.03) out of the $(.05) loss per share for fiscal 2003.

Liquidity and Capital Resources

At September 30, 2003, the Company had working capital of $1.75 million compared to $1.89 million at June 30, 2003. Net cash used by operating activities for fiscal 2004 was $224,006 as compared to net cash used by operating activities of $274,079 for fiscal 2003.

Inventory has increased by $143,337 since the beginning of the fiscal year in anticipation of shipments of backlog and contract commitments.

Accounts receivable relative to sales volume has improved significantly on a year over year basis. Increased focus on collecting older invoices has resulted in a material reduction in days sales outstanding (DSO). DSO was 93 days at September 30, 2003 as compared with 132 days at September 30, 2002.

Investing activities for fiscal 2004 included purchases of $43,128 for equipment and software development. The Company does not have any material commitments for capital expenditures

Financing activities in the fiscal 2004 included the redemption of a certificate of deposit in the amount of $300,000 which was used to repay an expiring credit line. Currently, the Company is fully drawn on its revolving line of credit of $500,000, which is due to expire November 15, 2003. We expect that the line of credit will be renewed at terms similar to those now in effect. The line bears interest at the rate of 1% above prime and is secured by substantially all of the assets of the Company and the personal guaranty of Arthur Barchenko. Our failure to renew our existing line of credit would have a material adverse effect on our ability to conduct our ongoing business, meet our payroll and our results of operations.

In addition, the Company has a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. All payments have been made on time leaving a balance due as of September 30, 2003 in the amount of $316,667. The term loan is due to be paid in full by November 2006.

In January 2003, in connection with an ongoing litigation, the Company was required to pledge a letter of credit in the amount of $100,000. Management believes that the Company has a meritorious position and that the certificate of deposit will become available within one year.

To achieve all the elements of our growth strategy and the desired outcome of a sustainable and continuous growth rate, we must devote additional capital resources to our marketing and sales efforts and product development. To obtain the additional needed resources will require, as it has in the past, a continuing cash investment by the Company.

The Company may seek to invest in or acquire other entities in the security industry. The Company may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we may have to obtain third party financing.

The Company anticipates that cash on hand together with cash generated from operations, will only be minimally sufficient to provide for our working capital needs and might actually prove to be insufficient. However, the Company is actively seeking additional sources of funds to broaden our capital and credit resources to meet expected and unexpected needs. We have no assurance that we will be successful in this effort and, so far, we have been unsuccessful in adding capital and credit resources due to unacceptable proposed terms. A continued lack of success will make it very difficult for the Company to take advantage of the opportunities and business it has already been awarded, as well as, any future business.

Discussion of Quarterly Results and Outlook

The revenue results for the quarter ending September 30, 2003 were disappointing. We still have not seen the broad based acceleration of spending in the security industry that we expected as a result of the continuing terrorist threat from both home and abroad. The Homeland Security initiatives proposed by the United States Congress during the last two years have not had as positive an impact on our business as we expected.

However, despite the above mentioned factors, we won a major contract award from the United States Air Force (USAF) for the security of their worldwide air bases. ECSI was awarded one of four 5-year prime contracts, renewable at the option of the USAF for an additional two years, to secure global military sites. The total estimated value established by the USAF for all four contracts is approximately $500,000,000 with 50% being set aside for small businesses. ECSI estimates its contract has a potential value of about $125,000,000 over the five year term.

Our backlog has an approximate value of $33,900,000 of which an estimated $25,000,000 is in the signed USAF contract with additional verbal commitments of $8.9 million. We presently expect to fill these orders within the next 12 to 18 months, although there can be no assurance that we will complete any or all of the orders comprising our backlog within the anticipated time frame, or at all. The nature of our business is that all of these orders and contracts are subject to cancellation or delay at any time thus we cannot be certain as to the total realized value and revenue of our backlog.

In addition, our sales are materially dependent upon the continued ability of our President and CEO, Arthur Barchenko, to generate orders and sales to meet our revenue objectives. Mr. Barchenko is and has been responsible for the majority of Company sales.

We anticipate that being awarded purchase orders from some of the above mentioned projects will help us surpass fiscal 2003 revenue results although history has shown that the timing of our sales is very difficult, if not impossible, to predict.

The Company's financial condition continues to remain dependent upon our ability to:

      o     continually generate new business;

      o to obtain additional sources of financing to provide needed working capital to take advantage of ongoing business and acquisition opportunities as they arise; and,

      o to collect invoices in a timely fashion to provide a consistent source of cash flow.

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

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

     Exhibit No.                Title
     -----------                -----

      31.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      (b) Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ELECTRONIC CONTROL SECURITY INC.

Date: November 12, 2003                     By: /s/  Arthur Barchenko
                                                --------------------------------
                                                Arthur Barchenko
                                                Chief Executive Officer and
                                                Chief Financial Officer