Form 10QSB
period 2003-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2004-02-17
CIK 803044

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003

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

                NEW JERSEY                              22-2138196
     (State or other jurisdiction         (IRS Employer Identification No.)
   of incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 11, 2004 there were 4,504,368 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                               December 31,         June 30,
                                                                                   2003               2003
                                                                               ------------       -----------
                                                                               (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                                $    12,124        $    75,081
      Certificates of deposit, pledged                                                  --            300,000
      Accounts receivable, net of allowance of $50,000                             684,253            702,016
      Inventories                                                                1,691,030          1,371,119
      Deferred income taxes                                                             --            405,000
      Other current assets                                                         301,066            325,199
                                                                               -----------        -----------

          Total current assets                                                   2,688,473          3,178,415

Property, equipment and software development costs - net                           633,708            583,877
Intangible assets - net                                                             32,793             37,726
Goodwill                                                                            50,000             50,000
Deferred income taxes                                                              440,300              4,000
Other assets                                                                       177,709            126,914
                                                                               -----------        -----------

                                                                               $ 4,022,983        $ 3,980,932
                                                                               ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                    $   727,370        $   585,343
      Bank line of credit                                                          500,000            560,000
      Current maturities of long-term debt                                          99,996             99,996
      Obligations under capital leases                                              10,776             10,826
      Payroll taxes payable                                                          5,286             12,859
      Income taxes payable                                                              --              6,000
      Due to officers and shareholders                                             443,331             14,443
                                                                               -----------        -----------

          Total current liabilities                                              1,786,759          1,289,467

Noncurrent liabilities
      Obligations under capital leases                                                 165              4,986
      Long-term debt                                                               191,671            241,671
      Deferred income taxes                                                         49,000             49,000
                                                                               -----------        -----------

          Total liabilities                                                      2,027,595          1,585,124

COMMITMENTS AND CONTINGENCIES - see notes

Shareholders' equity
      Series A Convertible Preferred stock, cumulative, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
         612,500 and 637,500 shares issued and outstanding, respectively             6,125              6,375
      Common Stock, $.001 par value; 15,000,000 shares authorized;
         4,604,368 and 4,494,753 shares issued; 4,504,368 and 4,394,753
         shares outstanding, respectively                                            4,604              4,495
      Additional paid-in capital                                                 5,184,428          5,098,787
      Accumulated deficit                                                       (3,188,027)        (2,704,502)
      Accumulated other comprehensive income (loss)                                 (1,742)               653
      Treasury stock, at cost, 100,000 shares                                      (10,000)           (10,000)
                                                                               -----------        -----------

          Total shareholders' equity                                             1,995,388          2,395,808
                                                                               -----------        -----------

                                                                               $ 4,022,983        $ 3,980,932
                                                                               ===========        ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                       Six Months                       Three Months
                                                                         Ended                             Ended
                                                                      December 31,                      December 31,
                                                                  2003             2002             2003             2002
                                                              -----------      -----------      -----------      -----------
                                                              (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues                                                      $ 1,015,987      $ 1,986,620      $   382,386      $ 1,173,199
Cost of revenues                                                  396,729        1,042,276          155,540          566,898
                                                              -----------      -----------      -----------      -----------

          Gross profit                                            619,258          944,344          226,846          606,301
                                                              -----------      -----------      -----------      -----------

 Research and development                                         172,109          112,013          107,785           77,131
 Selling, general  and administrative expenses                    872,957          816,967          406,236          447,026
 Stock based compensation                                          85,500          161,652           85,500           80,826
                                                              -----------      -----------      -----------      -----------

          Loss from operations                                   (511,308)        (146,288)        (372,675)           1,318

Other (income) expense
     Interest expense                                              36,959           31,359           17,821           16,779
     Interest income                                               (1,386)          (5,634)             (19)            (896)
     Minority interest in subsidiary loss                         (32,056)         (27,891)          (7,972)         (14,057)
     Loss on sale of marketable securities                             --            3,916               --               --
                                                              -----------      -----------      -----------      -----------

Total other income                                                  3,517            1,750            9,830            1,826
                                                              -----------      -----------      -----------      -----------

Loss before tax benefit                                          (514,825)        (148,038)        (382,505)            (508)

Income tax benefit                                                (31,300)         (63,843)              --             (203)
                                                              -----------      -----------      -----------      -----------

Net loss before dividends                                        (483,525)         (84,195)        (382,505)            (305)

Deemed dividends on series A convertible preferred stock               --          100,886               --               --
                                                              -----------      -----------      -----------      -----------

Net loss attributable to common shareholders                  $  (483,525)     $  (185,081)     $  (382,505)     $      (305)
                                                              ===========      ===========      ===========      ===========

Net loss per share:
     Basic                                                    $     (0.11)     $     (0.05)     $     (0.09)     $     (0.00)
                                                              ===========      ===========      ===========      ===========
     Diluted                                                  $     (0.11)     $     (0.05)     $     (0.09)     $     (0.00)
                                                              ===========      ===========      ===========      ===========

Weighted average number of common shares and equivalents:
     Basic                                                      4,421,843        3,934,128        4,428,009        3,934,128
                                                              ===========      ===========      ===========      ===========
     Diluted                                                    4,421,843        3,934,128        4,428,009        3,934,128
                                                              ===========      ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                            Six Months
                                                                              Ended
                                                                           December 31,
                                                                        2003           2002
                                                                     ---------      ---------
                                                                    (Unaudited)    (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                                $(483,525)     $ (84,195)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                 80,574         59,114
          Stock based compensation                                      85,500        161,652
          Minority interest in subsidiary loss                         (32,056)       (27,891)
          Deferred income taxes                                        (31,300)       (66,703)
          Foreign currency translation adjustments                      (2,395)            --
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                      17,763       (225,335)
               Inventory                                              (319,911)       (13,018)
               Other current assets                                      5,394        (76,815)
               Other assets                                                 --           (700)
               Accounts payable and accrued expenses                   142,027        185,469
               Customer deposits                                            --        (24,258)
               Income taxes payable                                     (6,000)            --
               Payroll taxes payable                                    (7,573)        (6,373)
                                                                     ---------      ---------

        Net cash used  by operating activities                        (551,502)      (119,053)

Cash flows from investing activities:
     Investment in marketable securities                                    --         34,782
     Acquisition of property, equipment and software development      (125,472)      (166,030)
                                                                     ---------      ---------

          Net cash used in investing activities                       (125,472)      (131,248)

Cash flows from financing activities:
     Proceeds (payments) on bank loan and line of credit               (60,000)       385,000
     Certificate of deposit (purchased) redeemed                       300,000       (300,000)
     Payments on long-term debt                                        (50,000)       (75,000)
     Payments on lease obligations                                      (4,871)       (10,849)
     Loan officers and shareholders - net                              428,888         18,409
                                                                     ---------      ---------

          Net cash provided  by  financing activities                  614,017         17,560
                                                                     ---------      ---------

          Net decrease in cash and cash equivalents                    (62,957)      (232,741)

Cash and cash equivalents at beginning of period                        75,081        282,286
                                                                     ---------      ---------

          Cash and cash equivalents at end of period                 $  12,124      $  49,545
                                                                     =========      =========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                   $  36,959      $  31,359
                                                                     =========      =========
          Taxes                                                      $   5,224      $      --
                                                                     =========      =========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

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

                                                2003             2002
                                                ----            -----
            Stock options                       975,000         950,000
            Warrants                            546,875         546,875
            Convertible Preferred Stock         612,500         1,000,000

Note 3 - Inventories

Inventories at consist of the following:

                                           December         June
                                             2003           2003
                                             ----           ----
            Raw materials                 $  265,007     $  246,923
            Work-in-process                  185,405        229,632
            Finished goods                 1,240,618        894,564
                                          ----------     ----------
                                          $1,691,030     $1,371,119
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

On March 5, 2003, the Company's board of Directors declared a dividend on the Series A Convertible Preferred Stock for the period from the date of issuance, March14, 2002, through March 13, 2003. The dividend was paid by the issuance of 75,925 additional shares of the Company's common stock. Cumulative but undeclared dividends at December 31, 2003 total approximately $93,125.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                          Six Months                   Three months
                                                          Ended December 31,
                                                            2003           2002           2003        2002
                                                            ----           ----           ----        ----
Net loss, as reported                                    $(483,525)     ($185,081)     ($382,505)      ($305)
Add: Stock based compensation
  expense, as reported, net of related tax effects              --             --             --          --
Deduct: Total stock-based compensation
  expense determined under the fair value based
  method for all awards, net of related tax effect          (9,681)        (1,871)        (8,745)       (297)
                                                         ---------      ---------      ---------      ------

Pro forma net loss                                       ($493,206)     ($186,952)     ($391,250)      ($602)
                                                         =========      =========      =========      ======

Basic and diluted loss per share, as reported               ($0.11)        ($0.05)        ($0.09)     ($0.00)
Basic and diluted loss per share, pro forma                 ($0.11)        ($0.05)        ($0.09)     ($0.00)

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 5 - Stock Based Compensation Plans - continued

The weighted average per share fair value of options granted during the six months ended December 31, 2003 was $.31. No options were granted in the six months ended December 31, 2002. The fair value of each option granted in 2003 was estimated using the Black-Scholes option-pricing model with a volatility of 104%, expected life of options of 8 years, risk free interest rate of approximately 4.88% and a dividend yield of 0%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Six Months Ended December 31, 2003 ("fiscal 2004") Compared to Six Months Ended December 31, 2002 ("fiscal 2003") and Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002.

REVENUES. We had net revenues of $1,015,987 for the fiscal 2004 period, as compared to revenues of $1,986,620 for the fiscal 2003 period, a decrease of about 49%. Revenues for the quarter ended December 31, 2003 were $382,386 as compared to $1,173,199 for the same quarter in 2002. Of the revenues reported in fiscal 2004, approximately 34% was domestic and 66% related to international projects. The decrease in sales in fiscal 2004 is primarily attributable to an indefinite hold put on certain projects that were waiting for funding and/or the approval of submitted documents. The funding and/or submitted documents are related to projects for both domestic and foreign governments as well as private industrial concerns in the Middle East.

GROSS MARGINS. Gross margins for the fiscal 2004 period were 61.0% of revenue as compared to 47.5% of revenue for the fiscal 2003 period. Gross margins for the three months ended December 31, 2003 were 59.3% of revenue as compared to 51.7% of revenue in the comparable 2002 quarter. The increase in fiscal 2004 is primarily due to an increase in the order mix for higher gross margin engineering and design services, as compared fiscal 2003, where the fulfillment of orders mostly entailed the shipment and installation of lower gross margin product.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses increased 53.7% in the fiscal 2004 period to $172,109 from $112,013 in the fiscal 2003 period. R&D expenses for the three months ended December 31, 2003 were $107,785 as compared to $77,131 in the comparable 2002 quarter. R&D in fiscal 2004 was for upgrades to existing products and systems, such as, FOIDS, IPIDS and IDMS and for new product development work on the APIDS and UAV technologies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased about 6.9% in fiscal 2004 to $872,957 from $816,967 in fiscal 2003. The quarter ended December 31, 2003 saw a decrease to $406,236, as compared to $447,026 for the comparable 2002 quarter. The overall increase in fiscal 2004 is primarily the result of advertising, sales promotion, business development and professional fees for new proposals generated during the beginning of the six month period. During the three months ended December 31, 2003, SG&A expenses decreased due to a reduction in spending caused by the lower revenue results in the quarter.

STOCK BASED COMPENSATION. In fiscal 2004, the Company issued immediately vested stock to various consultants and to the directors valued at $85,500. In fiscal 2002, the Company issued stock and stock options to various consultants which were being amortized over the related service periods resulting in a charge of $116,652 in the fiscal 2003 period. Stock-based compensation is non-cash and, therefore, has no impact on the Company's net worth, cash flow or liquidity.

INTEREST EXPENSE. Interest expense in fiscal 2004 was $36,959 as compared to $31,359 for fiscal 2003. The increase was attributable to a higher average amount of outstanding debt balances.

INTEREST INCOME. Interest income in fiscal 2004 was $1,386 as compared to $5,634 for fiscal 2003. The decrease was due to the redemption of a $300,000 certificate of deposit to free up $15,000 of previously unavailable funds.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $32,056 for fiscal 2004 and $27,891 for fiscal 2003. The first foreign subsidiary was formed in January 2002 and commenced operations in May 2002. In January 2003, it ceased to exist as an operating subsidiary of the Company and the assets were transferred to a newly created foreign subsidiary. The Company established the new foreign operating subsidiary, of which it owns a 70% interest, to conduct the Company's business in the Middle East.

INCOME TAX BENEFIT. In fiscal 2004, the Company recognized $31,300 of tax benefits from the current year net operating loss which will be used to offset taxable income in a future year.

NET INCOME (LOSS). Net loss before dividends for the six months ended December 31, 2003 and 2002 was $(483,525) and $(84,195), respectively. Net loss before dividends for the three months ended December 31, 2003 and 2002 was $(382,505) and $(305), respectively.

NET LOSS PER SHARE. For purposes of calculating net loss per share, deemed dividends totaling $100,886 are reflected as an increase in net loss attributable to common shareholders for the six months ended December 31, 2002. The Company recorded a deemed dividend totaling $1,008,861 in March 2002 to reflect the beneficial conversion price of its Series A Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. The deemed dividend was amortized over 120 days, commencing from the date of the closing of the sale of these shares, March 14, 2002, to the date the preferred stock first became convertible on August 12, 2002. This adjustment has no impact on the net equity of the Company since the offset to the deemed dividend is an offsetting increase in additional paid-in capital. The deemed dividend accounted for $(0.03) out of the $(0.05) loss per share for fiscal 2003.

Liquidity and Capital Resources

As of December 31, 2003, the Company had working capital of $0.9 million compared to $1.89 million at June 30, 2003. Net cash used by operating activities for fiscal 2004 was $551,502 as compared to net cash used by operating activities of $119,053 for fiscal 2003. The deferred income tax asset of $436,300 was moved from current to long term to reflect the uncertainty of its use within the next twelve months.

Inventory has increased by $319,911 since the beginning of the fiscal year in anticipation of shipments for projects that were supposed to have been released on proposals that have failed to materialize thus far.

Accounts receivable relative to sales volume has deteriorated on a year over year basis. Days sales outstanding (DSO) was 123 days at December 31, 2003 as compared with 109 days at December 31, 2002.

Accounts payable and accrued expenses have increased $142,027 in the fiscal 2004 period when compared to the fiscal 2003 period as payments to vendors has been slowed in an attempt to more closely match the slower collection of receivables and to preserve the limited amount of cash available for daily operations.

Investing activities for fiscal 2004 included purchases of $125,472 for equipment and software required to upgrade two major product lines. The Company does not have any material commitments for capital expenditures

Financing activities in the fiscal 2004 period included the redemption of a certificate of deposit in the amount of $300,000 which was used to repay an expiring credit line and gain an additional $15,000 of available funds. Currently, the Company is fully drawn on its revolving line of credit of $500,000, which is due to expire November 15, 2004. The line bears interest at the rate of 1% above prime and is secured by substantially all of the assets of the Company and the personal guaranty of Arthur Barchenko.

With the revolving line of credit fully drawn and business results for the fiscal 2004 period being materially weaker than expected, officers have lent the Company $443,331 as working capital. These officer loans have no specified maturity date and have a 7.0% rate of interest per annum and will be repaid only when cash flow from operations materially improves or additional capital contributions are made to the Company.

In addition, the Company has a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. All payments have been made on time leaving a balance due as of December 31, 2003 in the amount of $291,667. The term loan is due to be paid in full by November 2006.

In January 2003, in connection with an ongoing litigation, the Company was required to pledge a letter of credit in the amount of $100,000. Management believes that the Company has a meritorious position and that the certificate of deposit will become available within one year.

To achieve all the elements of our growth strategy and the desired outcome of a sustainable and continuous growth rate, we must devote additional capital resources to our sales and marketing efforts and product development. To obtain the additional needed resources will require, as it has in the past, a continuing cash investment by the Company.

We may seek to invest in or acquire other entities in the security technology industry. The Company may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we may have to obtain third party financing.

We expect that cash on hand together with cash generated from operations, and officer loans will be sufficient to provide for our working capital needs. We have taken aggressive action to reduce fixed overhead and payroll costs to bring expenses in line with the reduced revenue levels reported for the six months ended December 31, 2003. At the present time, the Company is meeting its working capital needs by borrowing funds from officers, namely, Arthur and Natalie Barchenko. However, the Company is vigorously seeking other sources of funds to broaden our capital resources and lessen its continued dependence on loans from officers. We have no assurance that we will be successful in our other fund raising efforts and, so far, we have been unsuccessful due to unacceptable proposed terms. A continued lack of success will make it extremely difficult for the Company to take advantage of the opportunities and business it has already been awarded, as well as, any future business.

Discussion of Quarterly Results and Outlook

The revenue and earnings results for the six and three month periods ending December 31, 2003 were extremely disappointing. We have only seen very limited acceleration of spending in the security industry that we expected as a result of the continuing terrorist threat from both home and abroad. The Homeland Security initiatives proposed by the United States Congress during the last two years have not had nearly as positive an impact on our business as we expected.

Our proposal backlog, including the Integrated Base Defense Security System (IBDSS) award from the U.S. Air Force is the largest proposal backlog in Company history, but proposals are not orders and may never become orders. We expect to receive these task orders sometime within the next 12 to 18 months, although there can be no assurance that we will complete any or all of the orders comprising our proposal backlog within the anticipated time frame, or at all.

Our results have taught us that our anticipated orders and contracts are subject to cancellation or delay at any time, thus we cannot be certain as to the total realized value and revenue of our backlog, and, are hesitant to even reference the total dollar amount of our submitted proposals.

In addition, our sales are materially dependent upon the continued ability of our President and CEO, Arthur Barchenko, to generate orders and sales to meet our revenue objectives. Mr. Barchenko is and has been responsible for the majority of Company sales.

The Company's ability to operate continues to remain overly dependent upon our ability to:

      o     continually generate new profitable business;

      o obtain additional sources of financing to provide needed working capital;

      o collect invoices in a timely fashion to provide a consistent source of cash flow; and,

      o reduce inventory to more acceptable levels and free up working capital.

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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

      On January 17, 2003, the Company held its annual meeting of shareholders at its principal offices in Clifton, New Jersey. Shareholders were asked to vote on two matters, all of which represented proposals of the Board of Directors and all of which were approved by the holders of a majority of outstanding shares. At the meeting, of the 4,419,753 shares of the company's capital stock entitled to vote on the matters put to shareholders, the holders of _________ shares were present in person or by proxy, constituting a quorum under the corporate laws of New Jersey. The table below describes the actions upon which shareholders were asked to vote and the results of each vote.

--------------------------------------------------------------------------------------------------------------------
                                                                                   Number of        Number of
Matter                                            Number of      Number of         Votes Against    Abstentions or
Considered                                        Votes Cast     Votes In Favor    or Withheld      Broker Non-Votes
--------------------------------------------------------------------------------------------------------------------
Ratification of the Board's selection of
Demetrius & Company, L.L.C. as our auditors
for the fiscal year ending June 30, 2003          3,334,049      3,229,182         19,531           85,336
--------------------------------------------------------------------------------------------------------------------
The election of seven (7) directors named below:

         Arthur Barchenko                         3,334,049      3,241,732                          92,317
         Mark R. Barchenko                        3,334,049      3,243,782                          90,267
         Natalie Barchenko                        3,334,049      3,243,782                          90,267
         James R. Janis                           3,334,049      3,243,782                          90,267
         Gene Rabois                              3,334,049      3,243,782                          90,267
         Robert F. Reiter                         3,334,049      3,243,782                          90,267
         Edward Snow                              3,334,049      3,243,782                          90,267
                                                  3,334,049      3,243,782                          90,267
--------------------------------------------------------------------------------------------------------------------

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

                                         ELECTRONIC CONTROL SECURITY INC.


Date: February 12, 2004                       By: /s/ Arthur Barchenko
                                                 -------------------------------
                                              Arthur Barchenko
                                              Chief Executive Officer and
                                              Chief Financial Officer