Form 10QSB
period 2004-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2004-05-17
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

            |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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

      NEW JERSEY                              22-2138196
      (State or other jurisdiction            (IRS Employer Identification
      of incorporation or organization)       No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2004 there were 4,494,753 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                            March 31,       June 30,
                                                                               2004           2003
                                                                               ----           ----
ASSETS                                                                     (Unaudited)
Current assets
      Cash and cash equivalents                                            $     3,323    $    75,081
      Certificates of deposit, pledged                                         100,000        300,000
      Accounts receivable, net of allowance of $50,000                         742,114        702,016
      Inventories                                                            1,657,841      1,371,119
      Deferred income taxes                                                         --        405,000
      Other current assets                                                     335,178        325,199
                                                                           -----------    -----------

          Total current assets                                               2,838,456      3,178,415

Property, equipment and software development costs - net                       605,299        583,877
Intangible assets - net                                                         29,841         37,726
Goodwill                                                                        50,000         50,000
Deferred income taxes                                                          440,300          4,000
Other assets                                                                    77,709        126,914
                                                                           -----------    -----------

                                                                           $ 4,041,605    $ 3,980,932
                                                                           ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                $   671,582    $   585,343
      Bank line of credit                                                      500,000        560,000
      Current maturities of long-term debt                                      99,996         99,996
      Obligations under capital leases                                           6,138         10,826
      Payroll taxes payable                                                      2,924         12,859
      Income taxes payable                                                          --          6,000
      Due to officers and shareholders                                         417,705         14,443
                                                                           -----------    -----------

          Total current liabilities                                          1,698,345      1,289,467

Noncurrent liabilities
      Obligations under capital leases                                              --          4,986
      Long-term debt                                                           166,671        241,671
      Deferred income taxes                                                     49,000         49,000
                                                                           -----------    -----------

          Total liabilities                                                  1,914,016      1,585,124

COMMITMENTS AND CONTINGENCIES - see notes

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
         612,500 and 637,500 shares issued and outstanding, respectively         6,125          6,375
      Common Stock, $.001 par value; 15,000,000 shares authorized;
         5,349,662 and 4,494,753 shares issued; 5,249,662 and 4,394,753
         shares outstanding, respectively                                        5,350          4,495
      Additional paid-in capital                                             5,465,382      5,098,787
      Accumulated deficit                                                   (3,344,027)    (2,704,502)
      Accumulated other comprehensive income                                     4,759            653
      Treasury stock, at cost, 100,000 shares                                  (10,000)       (10,000)
                                                                           -----------    -----------


          Total shareholders' equity                                         2,127,589      2,395,808
                                                                           -----------    -----------

                                                                           $ 4,041,605    $ 3,980,932
                                                                           ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                   Nine Months                 Three Months
                                                                      Ended                        Ended
                                                                     March 31,                    March 31,
                                                                2004           2003           2004           2003
                                                                ----           ----           ----           ----
                                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues                                                    $ 1,465,251    $ 3,225,290    $   449,264    $ 1,238,670
Cost of revenues                                                655,849      1,728,787        259,120        686,511
                                                            -----------    -----------    -----------    -----------

          Gross profit                                          809,402      1,496,503        190,144        552,159
                                                            -----------    -----------    -----------    -----------

 Research and development                                       238,611        177,361         66,502         65,348
 Selling, general  and administrative expenses                1,103,091      1,387,163        230,134        570,196
 Stock based compensation                                       117,200        234,026         31,700         72,374
                                                            -----------    -----------    -----------    -----------

          Loss from operations                                 (649,500)      (302,047)      (138,192)      (155,759)

Other (income) expense
     Interest expense                                            63,536         48,490         26,577         17,131
     Interest income                                             (2,508)        (5,870)        (1,122)          (236)
     Minority interest in subsidiary loss                       (39,703)       (39,170)        (7,647)       (11,279)
     Loss on sale of marketable securities                           --          3,916             --             --
                                                            -----------    -----------    -----------    -----------

Total other income                                               21,325          7,366         17,808          5,616
                                                            -----------    -----------    -----------    -----------

Loss before tax benefit                                        (670,825)      (309,413)      (156,000)      (161,375)

Income tax benefit                                              (31,300)       (81,641)            --        (17,798)
                                                            -----------    -----------    -----------    -----------

Net loss before dividends                                      (639,525)      (227,772)      (156,000)      (143,577)

Deemed dividends on series A convertible preferred stock             --        100,886             --             --
                                                            -----------    -----------    -----------    -----------

Net loss attributable to common shareholders                $  (639,525)   $  (328,658)   $  (156,000)   $  (143,577)
                                                            ===========    ===========    ===========    ===========

Net loss per share:
     Basic                                                  $     (0.14)   $     (0.08)   $     (0.03)   $     (0.04)
                                                            ===========    ===========    ===========    ===========
     Diluted                                                $     (0.14)   $     (0.08)   $     (0.03)   $     (0.04)
                                                            ===========    ===========    ===========    ===========

Weighted average number of common shares and equivalents:
     Basic                                                    4,470,559      3,959,082      4,569,061      3,984,128
                                                            ===========    ===========    ===========    ===========
     Diluted                                                  4,470,559      3,959,082      4,569,061      3,984,128
                                                            ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                          Nine Months
                                                                             Ended
                                                                            March 31,
                                                                       2004           2003
                                                                       ----           ----
                                                                   (Unaudited)    (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                              $  (639,525)   $  (227,772)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                124,013         88,327
          Stock based compensation                                     117,200        234,026
          Minority interest in subsidiary loss                         (39,703)       (39,170)
          Deferred income taxes                                        (31,300)       (76,231)
          Foreign currency translation adjustments                       4,106             --
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                     (40,098)       143,715
               Inventory                                              (286,722)       156,505
               Other current assets                                    (21,071)       (77,925)
               Other assets                                                 --         (5,597)
               Accounts payable and accrued expenses                    86,239        126,362
               Customer deposits                                            --        (24,258)
               Income taxes payable                                     (6,000)            --
               Payroll taxes payable                                    (9,935)        (1,767)
                                                                   -----------    -----------

        Net cash provided (used) by operating activities              (742,796)       296,215

Cash flows from investing activities:
     Investment in marketable securities                                    --         34,782
     Acquisition of property, equipment and software development      (137,550)      (245,120)
                                                                   -----------    -----------

          Net cash used in investing activities                       (137,550)      (210,338)

Cash flows from financing activities:
     Proceeds (payments) on bank loan and line of credit               (60,000)       310,000
     Certificate of deposit (purchased) redeemed                       300,000       (400,000)
     Payments on long-term debt                                        (75,000)       (75,000)
     Payments on lease obligations                                      (9,674)       (16,386)
     Loan officers and shareholders - net                              653,262         (1,445)
                                                                   -----------    -----------

          Net cash provided (used) by  financing activities            808,588       (182,831)
                                                                   -----------    -----------

          Net decrease in cash and cash equivalents                    (71,758)       (96,954)

Cash and cash equivalents at beginning of period                        75,081        282,286
                                                                   -----------    -----------

          Cash and cash equivalents at end of period               $     3,323    $   185,332
                                                                   ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                 $    63,536    $    48,490
                                                                   ===========    ===========
          Taxes                                                    $     5,224    $        --
                                                                   ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

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

                                       2004      2003
                                       ----      ----
      Stock options                 1,112,500   960,000
      Warrants                        546,875   546,875
      Convertible Preferred Stock     612,500   925,000

Note 3 - Inventories

Inventories consist of the following:

                           March         June
                           2004          2003
                           ----          ----
      Raw materials     $  211,551   $  246,923
      Work-in-process      252,121      229,632
      Finished goods     1,194,169      894,564
                        ----------   ----------
                        $1,657,841   $1,371,119
                        ==========   ==========

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 4- Series A Convertible Preferred Stock

In January through March 2002, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock. The Preferred Stock provides for an annual dividend of $.20 per share, payable quarterly, (payable in cash or shares of common stock valued at $2.00 per share), when, as and if declared by the Board of Directors. Dividends are to be paid on a cumulative basis.

On April 26, 2004, the Company's board of Directors declared a dividend on the Series A Convertible Preferred Stock for the period from, March 13, 2003, through March 14, 2004. The dividend will be paid by the issuance of 61,500 additional shares of the Company's common stock.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                          Nine Months             Three months
                                                                     Ended March 31,
                                                       2004         2003         2004         2003
                                                       ----         ----         ----         ----
Net loss, as reported                               $(639,525)   ($326,658)   ($156,000)   ($143,577)
Add: Stock based compensation
 expense, as reported, net of related tax effects      20,300           --       20,300           --
Deduct: Total stock-based compensation
  expense determined under the fair value based
  method for all awards, net of related tax          (194,435)      (3,446)    (184,574)      (2,510)
  effects                                           ---------    ---------    ---------    ---------

Pro forma net loss                                  ($813,660)   ($332,104)   ($320,274)   ($146,087)
                                                    =========    =========    =========    =========

Basic and diluted loss per share, as reported          ($0.14)      ($0.08)      ($0.03)      ($0.04)
Basic and diluted loss per share, pro forma            ($0.18)      ($0.08)      ($0.07)      ($0.04)

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 5 - Stock Based Compensation Plans - continued

The weighted average per share fair value of options granted during the nine months ended March 31, 2004 was $.96. No options were granted in the nine months ended March 31, 2003. The fair value of each option granted in 2004 was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions; volatility of 159.13%, expected life of options of 8 years, risk free interest rate of approximately 3.8% and a dividend yield of 0%.

Note 6 - Officer/Shareholder Loan Conversion

In March 2004, in order to be in compliance with bank loan covenants by the year ended June 30, 2004, Company's Board of Directors voted to convert $250,000 principal amount of Officer/shareholder loans into 735,294 shares of Common Stock.

Note 7 - Litigation

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

Note 8 - Subsequent Event

During March 2004, the Company entered into discussions with The Fairchild Corporation (NYSE: FA) regarding the development of an ongoing strategic relationship. On April 1, 2004, Fairchild entered into a Revolving Line of Credit with the Company in the amount of $250,000, the entire principal amount of which has been drawn down. The Company is using the proceeds of this loan for working capital. The Company and Fairchild continue to discuss the nature of their relationship and an investment by Fairchild in the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine Months Ended March 31, 2004 ("fiscal 2004") Compared to Nine Months Ended March 31, 2003 ("fiscal 2003") and Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

REVENUES. We had net revenues of $1,465,251 for the fiscal 2004 period, as compared to revenues of $3,225,290 for the fiscal 2003 period, a decrease of about 55%. Revenues for the quarter ended March 31, 2004 were $449,264 as compared to $1,238,670 for the same quarter in 2003. Of the revenues reported in fiscal 2004, approximately 90% was domestic and 10% related to international projects. The decrease in sales in fiscal 2004 is primarily attributable to an indefinite hold put on certain projects that were waiting for funding and/or the approval of submitted documents. The funding and/or submitted documents are related to projects for both domestic and foreign governments as well as private industrial concerns in the Middle East.

GROSS MARGINS. Gross margins for the fiscal 2004 period were 55.24% of revenue as compared to 46.4% of revenue for the fiscal 2003 period. Gross margins for the three months ended March 31, 2004 were 42.32% of revenue as compared to 44.58% of revenue in the comparable 2003 quarter. The increase in fiscal 2004 is primarily due to an increase in the order mix for higher gross margin engineering and design services, as compared fiscal 2003, where the fulfillment of orders mostly entailed the shipment of lower gross margin product.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses increased 34.5% in the fiscal 2004 period to $238,611 from $177,361 in the fiscal 2004 period. R&D expenses for the three months ended March 31, 2004 were $66,502 as compared to $65,348 in the comparable 2003 quarter. R&D in fiscal 2004 was for upgrades to existing products and systems, such as, FOIDS, IPIDS and IDMS and for new product development work on the UAV technologies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses decreased about 20.4% in fiscal 2004 to $1,103,091 from $1,387,163 in fiscal 2003. The quarter ended March 31, 2004 saw a decrease of about 60% to $230,134, as compared to $570,196 for the comparable 2003 quarter. The decrease in fiscal 2004 is primarily the result of management's aggressive action to reduce fixed overhead and payroll costs commencing January 1, 2004 based on lower projected revenue.

STOCK BASED COMPENSATION. In fiscal 2004, we issued immediately vested stock and stock options to various employees, consultants and to the directors valued at $117,200. In fiscal 2002, we issued stock and stock options to various consultants which were being amortized over the related service periods resulting in a charge of $234,026 in the fiscal 2003 period. Stock-based compensation is non-cash and, therefore, has no impact on our net worth, cash flow or liquidity.

INTEREST EXPENSE. Interest expense in fiscal 2004 was $63,536 as compared to $48,490 for fiscal 2003. The increase was attributable to a higher average amount of outstanding debt balances.

INTEREST INCOME. Interest income in fiscal 2004 was $2,508 as compared to $5,870 for fiscal 2003. The decrease was due to the redemption of a $300,000 certificate of deposit to free up $15,000 of previously unavailable funds.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $39,703 for fiscal 2004 and $39,170 for fiscal 2003. The first foreign subsidiary was formed in January 2002 and commenced operations in May 2002. In January 2003, it ceased to exist as an operating subsidiary and the assets were transferred to a newly created foreign subsidiary. We established the new foreign operating subsidiary, in which the Company owns a 70% interest, to conduct our on-going business in the Middle East.

INCOME TAX BENEFIT. In fiscal 2004, we recognized $31,300 of tax benefits from the current year net operating loss, which will be used to offset taxable income in a future year. For the three months ended March 31, 2004, no tax benefit was recognized.

NET LOSS. Net loss before dividends for the nine months ended March 31, 2004 and 2003 was $(639,525) and $(227,772), respectively. Net loss before dividends for the three months ended March 31, 2004 and 2003 was $(156,000) and $(143,577), respectively.

NET LOSS PER SHARE. For purposes of calculating net loss per share, deemed dividends totaling $100,886 are reflected as an increase in net loss attributable to common shareholders for the nine months ended March 31, 2003. We recorded a deemed dividend totaling $1,008,861 in March 2002 to reflect the beneficial conversion price of its Series A Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. The deemed dividend was amortized over 120 days, commencing from the date of the closing of the sale of these shares, March 14, 2002, to the date the preferred stock first became convertible on August 12, 2002. This adjustment has no impact on our net equity since the offset to the deemed dividend is an offsetting increase in additional paid-in capital. The deemed dividend accounted for $(0.03) out of the $(0.08) loss per share for fiscal 2003.

Liquidity and Capital Resources

At March 31, 2004, we had working capital of $1.14 million compared to $1.89 million at June 30, 2003. Net cash used by operating activities for fiscal 2004 was $742,796 as compared to net cash provided by operating activities of $296,215 for fiscal 2003.

Inventory has increased by $286,722 since the beginning of the fiscal year in anticipation of shipments for committed projects that were supposed to have been released and on new proposals that have not materialized thus far.

Accounts receivable relative to sales volume has deteriorated somewhat on a quarter to quarter basis. Day's sales outstanding (DSO) were 133 days at March 31, 2004 as compared with 123 days at December 31, 2003. This is due to certain payments being held until final completion of projects.

Accounts payable and accrued expenses have increased $86,239 in the fiscal 2004 period as payments to vendors has been slowed in an attempt to match the slower collection of receivables and to preserve the cash available for daily operations.

Investing activities for fiscal 2004 included purchases of $137,550 for equipment and software required to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward.

Financing activities in the fiscal 2004 period included the redemption of a certificate of deposit in the amount of $300,000 which was used to repay an expiring credit line and gain an additional $15,000 of available funds. Currently, we are fully drawn on our revolving line of credit of $500,000, which is due to expire November 15, 2004. The line bears interest at the rate of 1% above prime and is secured by substantially all of our assets and the personal guaranty of Arthur Barchenko.

With the revolving line of credit fully drawn and business results for the fiscal 2004 period being materially weaker than expected, officers have lent the company $653,262 as working capital. Of this amount, $250,000 was converted into 735,294 of additional shares of common stock in March 2004. The remaining officer loans have no specified maturity date and have a 7.0% rate of interest per annum. The principal amount of the loan will be repaid only when cash flow from operations materially improves or we receive additional capital contributions.

In addition, we have a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. All payments have been made on time leaving a balance due as of March 31, 2004 in the amount of $266,667. The term loan is due to be paid in full by November 2006.

In January 2003, in connection with an ongoing litigation, we were required to pledge a letter of credit in the amount of $100,000 which has been secured by a certificate of deposit. Management believes that it has a meritorious position and that the certificate of deposit will become available within six months.

During March 2004, the Company entered into discussions with The Fairchild Corporation (NYSE: FA) regarding the development of an ongoing strategic relationship. On April 1, 2004, Fairchild entered into a Revolving Line of Credit with the Company in the amount of $250,000, the entire principal amount of which has been drawn down. The Company is using the proceeds of this loan for working capital. The Company and Fairchild continue to discuss the nature of their relationship and an investment by Fairchild in the Company. The Company hopes that its future relationship with Fairchild will afford it the opportunity to develop business contacts with major global organizations and serve as a catalyst to obtain the financing to advance and cultivate these opportunities.

On April 28, 2004, the Company announced it had entered into a strategic alliance with the Radio Holland Greece (SRH Marine) Division of the Radio Holland Group, an international organization specializing in communication, satellite navigational safety-distress and ship automation equipment, installation, integration and support services worldwide.

This alliance allows the Company to offer its security solutions to government and corporate clients in Greece and Cyprus to protect their airports, ports, cargo, and military vessels. This alliance will enable the Company to effectively address many government and industrial projects without adding a layer of cost.

On April 14, 2004, the Company announced that it had entered into a strategic alliance with M.A. Kharafi National, an international organization that provides security systems installation, integration and support services in the Middle East. The Company can now expand its sales and service capability to include virtually all areas of the Middle East including the most active and demanding areas of Kuwait and Iraq. Kharafi National members will partner with ECSI when additional resources are needed to effectively complete sophisticated system integration projects in Iraq to meet particularly aggressive timetables or specialized requirements.

The Company can now offer its clients in Kuwait and Iraq expert logistical support with minimal geographic or resource constraints. This alliance will enable the Company to effectively address the many government and industrial projects in Iraq and help the Company meet one of its major strategic objectives for fiscal 2005 and beyond.

Some of ECSI's recent and ongoing accomplishments include:

      o We were selected by the United States Air Force, Force Protection Office, as one of four companies, among two multinational and two small business organizations, to submit proposals to obtain contracts to supply and install security system upgrades for thirty-four military facilities worldwide over a five year period with a total value in excess of $500 million, which, since the date of such award, has increased to 108 bases and over $1 billion in total value.

      o A Cooperative Research & Development Agreement (CRADA) with the Naval Surface Warfare Center, Panama City (NSWC-PC) for the integration and marketing of technologies for military and commercial applications.

      o A multi-million dollar classified border security project in Eastern Europe awaiting release.

To achieve all the elements of our growth strategy and the desired outcome of a sustainable and continuous growth rate through these relationships, we must devote additional capital resources to our sales and marketing efforts and product development. To obtain the additional needed resources will require, as it has in the past, a continuing cash investment by the company.

We may seek to invest in or acquire other entities in the security technology industry. We may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we may have to obtain third party financing. We are currently pursuing additional capital through selected investment banking firms.

We expect that cash on hand together with cash generated from operations, cash generated from sales of the company common stock and officer loans will be sufficient to provide for our working capital needs. We have taken aggressive action to reduce fixed overhead and payroll costs to bring expenses in line with the reduced revenue levels reported for the nine and three months ended March 31, 2004. At the present time, we are meeting our working capital needs by borrowing funds from officers, namely, Arthur and Natalie Barchenko. We are vigorously seeking other sources of funds, to broaden our capital resources and lessen its continued dependence on loans from officers. We have no assurance that we will be successful in our other fund raising efforts. Lack of success may make it extremely difficult for us to take advantage of certain opportunities and business already awarded.

Discussion of Quarterly Results and Outlook

The revenue and earnings results for the nine and three month periods ending March 31, 2004 were extremely disappointing although the level of new proposals continues to increase. We have seen very limited acceleration of spending in our segment of the security industry that we expected as a result of the continuing terrorist threat from both home and abroad. The Homeland Security initiatives proposed by the United States Congress during the last two years have not had nearly as positive an impact on our committed and released business as we expected.

Our committed backlog, including the Integrated Base Defense Security System (IBDSS) award from the U.S. Air Force is the largest committed backlog in Company history, but commitments are not released orders. We expect to receive these releases and task orders sometime within the next 12 to 18 months, although there can be no assurance that we will complete any or all of the orders comprising our committed backlog within the anticipated time frame.

Our results have taught us that all of these anticipated releases and new contracts are subject to cancellation or delay at any time, thus we cannot be certain as to the total realized value and revenue of our committed backlog, and, are hesitant to even reference the total dollar amount of our present submitted proposals.

In addition, our sales are materially dependent upon the continued ability of our President and CEO, Arthur Barchenko, and his son, corporate Vice President, Mark Barchenko to generate orders and sales to meet our revenue objectives. In the past, Mr. Barchenko has been responsible for the majority of our sales.

      Our ability to operate continues to remain overly dependent upon our ability to:

      o     Continually generate new profitable business;

      o Obtain additional sources of financing to provide needed working capital;

      o Collect invoices in a timely fashion to provide a consistent source of cash flow;

      o Reduce inventory to more acceptable levels and free up working capital; and,

      o To access daily working capital from the personal financial resources of Arthur and Natalie Barchenko.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

      (a) None.

      (b) None.

      (c) During the three months ended March 31, 2004, the Company issued the following securities without registration under the Securities Act of 1933, as amended

            (i) On January 9, 2004, the Company issued 12,500 shares of common stock to Mark Goodman, M.D. upon conversion of a like number of shares of Series A Preferred Stock in accordance with the terms of said class of stock.

      (d) None.

      (e) None.

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

                                   ELECTRONIC CONTROL SECURITY INC.


Date: May 14, 2004                          By: /s/  Arthur Barchenko
                                               --------------------------
                                            Arthur Barchenko
                                            Chief Executive Officer and
                                            Chief Financial Officer