Form 10QSB/A
period 2004-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2004-05-25
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               Amendment No. 1 to

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

      In February 2004, the Company issued an aggregate of 85,000 shares of its common stock, including 30,000 shares to directors and 35,000 to consultants. The shares were issued at a price of $1.14 per share for an aggregate value of $96,900 pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

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