Form 10KSB/A
period 2003-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2004-09-14
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-KSB

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

EXPLANATORY NOTE:

      The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 is to indication the report has been signed by the Principal Financial Officer and Principal Accounting Officer.

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


By: /s/ Arthur Barchenko
    --------------------
Name:   Arthur Barchenko
Title:  President, Principal Financial Officer
        and Principal Accounting Officer
Dated:  September 14, 2004

            In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

       Person                Capacity                           Date
       ------                --------                           ----
/s/ Arthur Barchenko         President, Principal Financial     September 14, 2004
-----------------------      Officer and Principal Accounting
Arthur Barchenko             Officer and Director

/s/ Mark Barchenko           Vice President and Director        September 14, 2004
-----------------------
Mark Barchenko

/s/ Natalie Barchenko        Treasurer and Director             September 14, 2004
-----------------------
Natalie Barchenko

/s/ James R. Janis           Director                           September 14, 2004
-----------------------
James R. Janis

/s/ Gene Rabois              Director                           September 14, 2004
-----------------------
Gene Rabois

/s/ Robert F. Reiter         Director                           September 14, 2004
-----------------------
Robert F. Reiter

/s/ Edward Snow              Director                           September 14, 2004
-----------------------
Edward Snow

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