Form 10KSB
period 2004-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2004-09-17
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                     For the fiscal year ended June 30, 2004

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
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

790 Bloomfield Avenue, Clifton, New Jersey                 07012
 (Address of principal executive offices)                (Zip code)

Issuer's telephone number, including area code: (973) 574-8555

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

          15,000,000 shares of Common Stock, par value $0.001 per share
          -------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $2,061,412

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $4,553,359 as of September 13, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,541,874 as of September 14, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview.

      We design, develop, manufacture and market technology-based security systems for government and commercial facilities worldwide. We provide a range of programs and systems that include turn-key integrated security systems or individual components of a comprehensive security system. Integrated security systems are comprised of one or more subsystems and components that perform a variety of security functions for a facility or group of facilities under the direction of a single command center and communications network. We also provide consulting services consisting of (i) risk assessment, vulnerability and criticality analyses to ascertain a client's security requirements to develop a comprehensive risk management and mitigation program and (ii) product design and engineering services.

      Our security programs incorporate various systems from our portfolio of proprietary and licensed technologies and equipment. We select systems that we have designed to meet conventional security requirements facing clients or, as necessary, design, develop and manufacture systems customized for clients' specific needs. When we are engaged to provide a comprehensive turnkey security program, we retain subcontractors to install our systems and products under the supervision of our project managers. When we provide products and services as a subcontractor to a systems integrator, dealer, installer, engineer or other entity that is implementing a security project, we may use their employees or contractors to complete our portion of the job under the direction of one of our project managers. Our project managers train clients with respect to the use of our systems.

      We differentiate ourselves from security systems integrators and others in the industry on the basis of our ability to analyze a security risk and develop security solutions specifically tailored to mitigate that risk, including designing, engineering and manufacturing the individual technologies comprising a fully integrated security system. The preponderance of companies designated as integrated security systems providers are essentially security systems architects. These entities examine a client's security needs and then select products from an existing array of security product offerings designed and manufactured by third parties to create a security system which they integrate into the master blueprint of a site or structure. These entities are constrained by and limited to the product offerings of others. In some cases, they rely on security systems manufacturers to select the proper equipment for a given project. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver the integrated platform of design, engineering services and fully integrated security systems that support them in the completion of a project.

      We are ISO 9001 registered and expect to re-register to maintain ISO 9001 status.

Security Industry Overview.

      The Security Institute of America estimates that the worldwide market for security products and services exceeds $130 billion annually. The industry encompasses a wide ranging, highly fragmented group of product and service providers which includes entities that market comprehensive security systems and offer security consulting services, dealers/installers, small single product companies, equipment manufacturers, consultants and systems integrators.

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

      o Homeland Security has mandated perimeter security for airports, maritime, chemical, transportation, energy and pharmaceutical facilities.

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

Products and Services.

      The services and technologies required to create a secure environment must address the entire range of security concerns that challenge public and commercial institutions, including the protection of:

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

      The integrated security systems and/or stand alone products we market include:

      o Computer Based Command, Control and Communications Networks. The command network consists of a central processor, a common database and software that link various subsystems and components, allows them to communicate with each other and integrates the subsystems and components into a single system.

      o Intrusion Detection Systems. We offer fixed location and rapid deployable infrared and fiber optic perimeter intrusion detection systems that consist of sensors which detect an intruder passing through the system's sensors.

      o Video Motion Detection and Assessment Systems. As an adjunct to our perimeter intrusion detection systems, we offer video surveillance equipment using closed circuit television cameras, digital processing and fiber optic links to ascertain the nature of, and monitor, an announced threat.

      o Electronic Surveillance System. This system creates a detection and verification band outside and parallel to a secured perimeter and is geared toward high-level security demands such as border control, military bases, power stations, oil and gas storage facilities, nuclear power plants, industrial sites, prisons and airports or other situations with high-level security demands.

      o Facial Recognition Systems. These systems are based on biometric technology that identifies humans by the unique characteristics of their faces. This technology can be utilized for virtually any application that requires real-time identification or verification of an individual.

      o Architectural Security Lighting Systems. As a complement to our security systems, we offer interior and exterior lighting systems which can enhance a facility's security by illuminating areas which otherwise may be subject to infiltration because of darkness or remote location from a facility's main security center.

      o Computer Intrusion Detection Equipment. We offer an information technology security system designed to protect computer local area networks (LAN's) from illegal external access via the Internet or by persons seeking to splice into the LAN's hard wiring.

      o Asset and Personal Protection Systems. Our global positioning system, radio frequency and personal alarm systems are designed to protect people, vehicles, vessels and other assets in real time.

      o Access control systems: The access control systems we offer are designed to exclude unauthorized personnel from specified areas and provide access control that is typically card-activated.

      In order to provide our clients with the highest quality and most advanced systems, we incorporate into our security systems technologies and products both developed by us or which we license from other entities. We frequently enter into technology transfer agreements covering the technologies or products to be used so that we can design and execute the best possible security program for a client within the confines of their security budget. Our products incorporate state of the art components that can be configured to develop flexible systems tailored specifically to meet the needs of risk mitigation in high threat environments.

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

      We believe that we have built a reputation as a leading-edge provider of high technology security solutions and services. We believe our view is shared and supported by the many international public sector and commercial clients that engage our services and purchase our products on a continuing basis.

      Consulting Services

      The consulting services we provide are an integral component of the security solutions we devise and offer to our clients. Effective and efficient use of technology can be achieved only if the technology is used intelligently. Toward that end, we:

      o conduct risk assessment, vulnerability and criticality studies to ascertain a client's security requirements and develop a comprehensive risk management and mitigation program; and

      o     provide security system design services.

      Our consulting and advisory services generally represent the first step in the development of a security program. The risk assessment, threat, vulnerability and criticality analyses we utilize allow us to undertake a detailed risk management investigation of our clients' operations to determine realistic threats, develop effective responses and programs necessary to address and mitigate the range of threats, and to implement the appropriate solutions. We utilize "adversary perspective" penetration analysis, Department of Energy and military-developed threat modeling systems, and interactive, integrated systems performance testing of total protection strategies to formulate a comprehensive security system. The testing involves not only systems, but the human operators who must assess intrusions and generate responses, and the security forces that must successfully interrupt adversary actions and prevent theft or sabotage.

      Our customers benefit from an integrated, interactive process by which our vulnerability/threat/penetration analysts examine existing and/or candidate systems, and determine levels of risk. These analysts consult with our systems design experts to determine systems configurations and human operation requirements that will provide the most cost-effective options for mitigating the risk. Our security advisors are technically accomplished and fully familiar with the latest trends in planning, programming, and designing systems utilizing standard peripheral components, mini/micro architecture, "user friendly" software/firmware selection and application. Many of our security advisors have the government's highest security clearances.

      We also provide security system design services which comprise the evaluation, design and specification of security systems and components that meet a client's operating and budgetary requirements. Typically, we provide these services within the context of a comprehensive security evaluation and implementation program in conjunction with risk management analysis. However, we may be asked to evaluate and design a single element of a security system. We work closely with the client and the facility's owner, architect, engineer, system integrators and construction manager to develop and design security monitoring and control systems that afford a normative but secure environment for management, staff and visitors. Our design experts have unequalled knowledge of the various technologies (both mature and emerging) being applied to security challenges, both in the U.S. and around the world, because they have been, and continue to be, intimately involved in developing security systems for government facilities around the world.

Product Design.

      We design and develop new products based upon market requirements and as necessary to meet our clients' specific needs. We research and assess threat and vulnerability issues at selected facilities within our target markets and we design and engineer our products in-house, with outside consultants as necessary, and in conjunction with joint venture partners to meet the needs of clients within the target markets based upon the results of such research. We investigate new and emerging technologies that have application in the security industry and seek to license these technologies which we then incorporate into our products.

Markets for Our Products.

      We have identified a number of markets for our products and have developed specific marketing programs to gain access to those markets. Generally, private industry and public and government facilities possessing sensitive information, valuable assets or which otherwise may be subject to terrorist threats by virtue of the nature of their business have recognized the need to implement security measures to protect personnel and property. In many instances, laws have been enacted and judicial mandates have decreed compliance with some minimum-security standards. Airport security is a prime example. We target these entities as well as entities to which we can demonstrate the need for security measures.

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

      o     commercial airports and seaports;

      o     campus security; and

      o     foreign/export opportunities in all of the above-mentioned areas.

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

      o The Department of Transportation, including airports, trucking and distribution centers and marine terminals, are current target marketing objectives and our products and systems directly apply to the security needs of this multi-billion dollar market opportunity.

      Our open-ended contract with the General Services Administration (GSA), which has been extended through July 31, 2009, allows the US government to purchase materials and services from us without having to go through a full competition. In September, 2003, we announced the finalization of a

5-year indefinite delivery/indefinite quantity contract with the United States Department of the Air Force to secure highly strategic military facilities throughout the world.

      We also target state and local governments and governmental authorities and agencies fulfilling the roles described above.

Large Industrial Facilities and Major Office Complexes. These types of facilities, such as pharmaceutical companies, frequently house sensitive data and are the primary locations where research and product development occur. Facilities such as these are likely to acquire integrated security packages to create a "smart building." The technologies required to create a smart building in today's environment must address life, safety, power, lighting, information technology protection and other security systems to create a normal yet secure environment for employees, visitors and service personnel.

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

Commercial Airports and Seaports. Transportation infrastructure security has been at the forefront of security consciousness for many years. The Federal government has appropriated significant funds for the acquisition and installation of new, high-technology security systems at these facilities. There are approximately 1,200 facilities in the United States which the Federal Aviation Agency has identified and mandated for security systems upgrades to be completed over the next several years and we will bid to provide products and services to many of these sites.

Foreign/Export Opportunities. Government operations and private industries in foreign countries are all subject to the same security issues that challenge similar entities in the United States. We, along with our strategic teaming partners and international sales representatives, continue to seek to penetrate these markets. During 2003 and 2002, we generated approximately 30% and 26%, respectively, of our revenues from projects performed outside the United States.

Marketing.

      We obtain engagements through existing contract vehicles with commercial and government organizations, direct negotiation with clients, competitive bid processes and referrals.

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

      To that end, we have entered into strategic partnerships, teaming, representative and joint venture relationships with major multi-national corporations in each of the industries which comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords the Company and our products added credibility. These entities frequently subcontract our services and purchase our products for use in connection with larger projects they are performing for their clients. In September 2002, we entered into an agreement with a security industry dealer-installer network that has over 200 members located throughout the United States.

      The strategic relationship framework depicts a comprehensive and thorough mechanism for developing and implementing corporate strategy. Our board of directors determined early in the process that given our size and the criticality of our business situation that the framework would be followed in a non resource exhaustive manner to permit more expedient and efficient access to lucrative markets as the industry evolves.

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

      We generate a significant portion of our international business through our network of independent sales representatives. We have entered into agreements with various entities that allow us to maintain a presence in twenty five countries worldwide. Our agreements generally extend for a period of two years and provide the dealer/installer with discounts from current product prices as an incentive to market our products in their geographic area. We rely on our dealer/installer base to represent us and our product line throughout the world and to apprise us of potential projects which can incorporate our products. In addition, we rely on our dealers/installers to introduce our company and our products to key government and private enterprise personnel in their respective geographic regions.

      We also market directly to providers of integrated security systems, security systems dealers/installers, engineers and other entities that may be engaged to implement a security system in behalf of a client.

      We also attend the major trade shows for each industry and advertise in relevant industry publications.

      We employ a variety of pricing strategies for our services. Proposals for consulting services are priced based on an estimate of hours multiplied by standard rates. Systems integration engagements are priced based upon the estimated cost of the components of the engagement, including subcontractors and equipment, plus a profit margin. Pricing for engineering and maintenance services vary widely depending on the scope of the specific project and the length of engagement.

Growth Strategy.

      In order to achieve a sustainable and continuous growth rate, we believe that we must devote additional resources to marketing and product development. Specifically, we have or intend to:

      o Increase our sales and marketing personnel. We have added one more person to our sales team who has extensive sales and marketing experience in the middle Atlantic states. We believe this additional sales and marketing person will allow us to access wider markets and focus sales efforts required to develop business in our target markets. We will seek to add further sales and marketing personnel as necessary.

      o Expand our base of dealers/installers/integrators worldwide. We believe that an effective and cost efficient means of increasing sales is to expand our base of independent dealers/sales representatives worldwide. These entities serve as our local agents to market products and provide customer support. Furthermore, these entities are familiar with local laws and frequently have local contacts in government and business at decision-making levels. We will seek to expand our international base of sales representatives by advertising in trade publications through our Company web site and through international customer referrals.

      o Expand our global presence. The Company formed a subsidiary in the Middle East to represent and support our product sales. We have entered into sales agreements with a number of multi-national companies to represent and support their products as well. Management believes the Mid-East operation will provide us with access to potential projects in Africa, India and Eastern Europe.

      o Design and develop new systems. We will continue to develop new security systems to expand our portfolio of proprietary products. This will allow us to open up new markets and retain our position as a leading edge provider of technology based security equipment and increase interest in the Company.

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

      o Strengthen our management team. We have added a Vice President & General Manager of Operations to support the projected increase in manufacturing, production engineering and purchasing required to meet the Company's delivery requirements.

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

Competition.

      As the public and private sectors become increasingly concerned with security issues, the security and anti-terrorism industry has experienced substantial growth. Competition is intense among a fragmented and wide ranging group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting firms and engineering and design firms and others that provide individual elements of a system. Many of our current and potential competitors have significantly greater name recognition and financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than we can. Because of growth in the marketplace, we anticipate increased competition from other sources, ranging from emerging to established companies. We believe that the principal factors affecting competition in the industry include applied technology, product performance, price and customer service. We cannot be certain that we will be able to compete successfully in the future against existing or potential competitors.

We believe that we are able to sustain our competitive position in the industry because:

      o principal officers, security analysts, design personnel and sales persons have over 170 years of combined experience in the security industry;

      o we have the ability to analyze security risks and design, engineer and manufacture products customized to a client's requirements;

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

Manufacturing.

      We conduct our manufacturing operations at our facilities in New Jersey and Alabama. These activities consist of procurement of materials, product assembly and component integration, product assurance, quality control and final testing. We believe that our manufacturing facilities will not be adequate to satisfy the anticipated demand for our products under the USAF contract award. We have completed negotiations with our landlord at our headquarters in New Jersey to add 2,600 square feet of manufacturing space which will afford us the flexibility to enlarge our manufacturing facilities, and increase equipment and personnel as required to fill orders for product without undue delay. Further, we are planning to open a logistical engineering and sales support facility in Virginia to support the USAF contract and expand our government base to cover the expected market for our products which may result from The Homeland Security Act.

      Compliance with environmental laws has no impact on our manufacturing or other operations.

Sources and Availability of Components and Manufacturing Materials.

      We depend heavily on our suppliers to provide high-quality materials on a timely basis and at reasonable prices. We purchase the individual components comprising our products from third party suppliers, or subcontract to third parties the manufacture of specific subsystems necessary for a particular product. We are not dependent on any major suppliers for the components of our products and we believe, should it become necessary in the event of any disruption in supply or discontinuation of production by any of our present suppliers, that all of the components used in our products are available from numerous sources at competitive prices. Various aspects of the software programming required in connection with our computer products are designed and written by in-house personnel or are subcontracted to third parties.

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

Intellectual Property and Other Proprietary Rights.

      Proprietary protection for our technological know-how, products and product candidates is important to our business. Currently, we rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We also rely on a combination of trade secret protection and non-disclosure agreements to establish and protect our proprietary rights.

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

      During the years ended June 30, 2004 and 2003, we expended $322,912 and $257,123, respectively on research and development activities.

Product Warranty.

      We offer warranties on all our products, including parts and labor. IPID(R) sensors and related equipment, such as mounting brackets, poles and termination boxes are warranted for ten (10) years, under normal use, against defects in workmanship and material from date of purchase. All other components are warranted for one year from date of purchase. FOIDS(R) systems are warranted for a ten year period. For the years ended June 30, 2004 and 2003, net expenses attributable to warranties were not material.

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

Employees.

      As of August 6, 2004, we employed eighteen (18) individuals on a full-time basis including four (4) design and engineering staff, five (5) manufacturing and assembly employees, four (4) marketing employees and five (5) administrative employees. A number of the employees serve in multiple capacities, for example, Arthur Barchenko serves as our President but also is an integral member of the Company's marketing team and our manufacturing staff may oversee site installation of the products which they are responsible for manufacturing.

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

RISKS RELATING TO OUR BUSINESS

Some of our orders and contracts may be cancelled on short notice with little or no penalty.

      Some of our contracts are subject to cancellation by clients upon short notice with little or no penalty so we cannot be certain that our backlog will be filled. The contracts we enter into with government entities are often awarded prior to legislative approval of the funding to support those contracts. Consequently, the entire amount of orders and contracts received from these entities may never be funded. If a substantial portion of our backlog for orders is cancelled, our business, operating results and financial condition could be materially and adversely affected. In addition, the cancellation of a substantial portion of booked orders would negatively impact other areas of our business. For example, if we have booked orders from a large customer and that customer cancels its order, it would greatly affect our operating results for the period during which we would have recognized revenues from that customer, which could cause our stock price to fluctuate and make it difficult for you to evaluate our company. Moreover, cancellation of a booked order after we have ordered components and materials to manufacture systems for that customer could result in our having excess inventory and no corresponding income.

During the fiscal year ended June 30, 2004, we generated approximately 41% of our revenues from goods sold and services rendered to 4 customers. A substantial decrease in revenues generated from contracts performed for these customers could have a negative adverse effect on our business if we are unable to identify other customers.

      During the fiscal year ended June 30, 2004, 4 customers accounted for approximately 41% of our revenues. One of these customers accounted for approximately 25% of our revenues during fiscal 2003. A significant decrease in business from these customers and the revenues lost, if we are unable to replace them, would have a material adverse effect on our business, financial condition and results of operations.

Because our sales tend to be concentrated among a small number of customers during any period, our operating results may be subject to substantial fluctuations. Accordingly, our revenues and operating results for any particular quarter may not be indicative of our performance in future quarters, making it difficult for investors to evaluate our future prospects based on the results of any one quarter.

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

      Our products and services are designed for medium to large commercial, industrial and government facilities, such as military installations, office buildings, nuclear power stations, airports, correctional institutions, energy facilities and high technology companies desiring to protect valuable assets and/or prevent intrusion into high security facilities in the United States and abroad. Given the nature of our products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations of, and internally deliberate with respect to, specific competing technologies and providers. Moreover, orders received from governments may be subject to funding legislation which may not be enacted. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control.

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

      During the years ended June 30, 2004 and 2003, we generated approximately 11% and 30% respectively, of our business from projects which were performed outside the United States. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

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

      Our success greatly depends on our ability to retain existing management and attract key technical, sales, marketing, information systems, and financial and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Arthur Barchenko, Mark Barchenko and Joseph McAndrew, the President, and Vice Presidents, respectively, and our key marketing personnel. The loss of any of these people could have a materially detrimental effect on our business. We have not entered into employment agreements with any of these people. We do not maintain key person life insurance on any of our personnel. In addition, we are seeking to engage senior sales staff and if we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

We may face risks associated with potential acquisitions, investments, strategic partnerships or other ventures.

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

      o     forcing us to expense the cost of certain acquired assets.

      Any of these factors could have a material adverse effect on our business. These difficulties could disrupt our ongoing business, distract management and employees and increase expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions.

Limitations on liability and indemnification matters.

      As permitted by the corporate laws of the State of New Jersey, our Certificate of Incorporation includes a provision which eliminates the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

RISKS RELATING TO OUR COMMON STOCK

As we issue additional equity securities in the future, including upon conversion of any of our preferred stock, your share ownership will be diluted. In particular, one of our outstanding classes of preferred stock has a full ratchet anti-dilution provision that could significantly dilute our stockholders.

      Our Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.

      In connection with a recent financing, we issued 10% Series B Convertible Preferred Stock (Series B Preferred Stock) and warrants entitling the holders to purchase shares of common stock. The Series B Preferred Stock is convertible initially into 2 million shares of common stock, an initial conversion price of $1.00 per share, and the warrants entitle the holders to purchase 2.2 million shares of common stock at a price of $1.00 per share. The Series B Preferred Stock carries a full ratchet anti-dilution provision, such that if we issue convertible or equity securities (subject to certain exceptions, including stock option grants and issuances in connection with certain acquisition transactions) at a price less than the initial $1.00 conversion price until June 30, 2007, the Series B Preferred Stock conversion price will be automatically adjusted down to that lesser price. For example, if we had a non-exempted issuance at $0.50 per share, the Series B Preferred Stock conversion price would become $0.50, and upon conversion, we would have to issue 4,000,000 shares. In addition to the conversion rights of the preferred stock, as we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

We have outstanding two classes of preferred stock which have preferences over the common stock as to dividends and liquidation distributions, among other rights.

      As of the date hereof, we have issued and outstanding 512,500 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and 2,000 shares of 10% Series B Convertible Preferred Stock ("Series B Preferred Stock" and together with the Series A Preferred Stock, the "Preferred Stock"). The Preferred Stock affords holders a preference to assets upon liquidation, a cumulative annual dividend and is convertible into shares of common stock, all of which rights impact the outstanding shares of common stock. The Preferred Stock's right to annual dividends make less likely the possibility that we will declare dividends on the common stock. In the event of a liquidation of the Company's assets, holders of Preferred Stock will have a right to receive as a liquidation payment any remaining assets of the Company prior to any distributions to holders of the common stock and the holders of the Preferred Stock may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights. In addition, holders of common stock will suffer dilution upon any conversion of the Preferred Stock which could reduce the market value of the common stock.

We are authorized to issue 3,898,000 additional shares of non-designated preferred stock which we may issue from time to time by action of the board of directors.

      Our Certificate of Incorporation authorizes the issuance of 3,898,000 additional shares of preferred stock. The board of directors has the authority, without further approval of our stockholders, to issue preferred stock having such rights, preferences and privileges as it may determine. The board of directors may designate any or all of these shares without shareholder consent and may afford such voting and other preferences which designations may give the holders of the preferred stock voting control and other preferred rights such as to liquidation and dividends. The authority of the board of directors to issue stock without shareholder consent may have a depressive effect on the market price of our common stock even prior to any designation or issuance of the preferred stock.

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

Our common stock is traded over the counter, which may deprive stockholders of the full value of their shares.

      Our common stock is quoted via the Over the Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the

NASDAQ. These factors may result in higher price volatility and less market liquidity for the common stock.

A low market price may severely limit the potential market for the common stock.

      Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

We do not expect to pay cash dividends in the future, so stockholders will only benefit from owning common stock if it appreciates.

      We do not expect to pay cash dividends for the foreseeable future. For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

      o the fact that all orders and contracts placed by government entities may be cancelled, so there is a risk that our backlog may not be fulfilled;

      o because our sales tend to be concentrated among a small number of customers in any period, our operating results may be subject to substantial fluctuations;

      o we rely on rolling forecasts when ordering components and materials from which we manufactures products which could cause us to overestimate or underestimate our actual requirements which could cause an increase in our costs or prevent us from meeting customer demand;

      o our product offerings involve a lengthy sales cycle and management may not anticipate sales levels appropriately, which could impair profitability; and

      o we are subject to the risks of doing business in foreign countries.

      In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

      We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTIES

      Our corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where we lease approximately 12,600 square feet of space divided among administrative (3,000 sq. feet) and manufacturing (9,600 sq. feet) space. We have leased this space through May 1, 2008 at a rent of $5,153 per month increasing to $5,468 per month by the end the lease term. We also lease approximately 2,500 square feet of manufacturing space at 102 Commerce Circle, Madison, Alabama. We have leased this space through February, 2007 at a cost of $2,000 per month. Our newly formed foreign subsidiary in the Middle East has leased approximately 2000 square feet of office space through December, 2006 at a cost of $1,363 per month.

      We believe that our manufacturing facilities are inadequate to meet demand for our products based on the USAF contract award. We have started negotiations with our landlord for additional space within our existing industrial complex thereby being in a position to add manufacturing facilities, equipment and personnel as required to fill orders for product without undue delay. We are planning to open a logistical engineering and sales support facility in Virginia to support our contract with the US Air Force and expand our government base for The Homeland Security market.

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

-------------------------------------------------------------------------------
                                                       Closing Bid
                                                 High                Low
                                                 ----                ---
-------------------------------------------------------------------------------
     Fiscal 2004
-------------------------------------------------------------------------------
     April 1 - June 30                           2.24               .60
     January 1 - March 31                        1.30               .59
     Oct. 1 - December 31, 2003                  1.80               .96
     July 1 - September 30, 2003                 1.75               .26

-------------------------------------------------------------------------------
     Fiscal 2003
-------------------------------------------------------------------------------
     April 1 - June 30                           1.00                .54
     January 1 - March 31                        1.60               1.00
     Oct. 1 - December 31, 2002                  1.10                .42
     July 1 - September 30, 2002                 1.01                .61
-------------------------------------------------------------------------------

      As of September 14, 2004, ECSI had approximately 180 holders of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

      The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

      Section 4(2) Offerings

      On April 7, 2004, the Company issued 735,294 shares of common stock to Natalie Barchenko, the Treasurer and a director of the Company and the wife of Arthur Barchenko, the Company's president and a director, upon the conversion of loans made by Ms. Barchenko to the Company in the aggregate amount of $250,000. The shares were issued at a price of $0.39 per share in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof. The offering price of the shares was based upon a then outstanding offer from a third party to purchase shares of common stock at such price.

      Rule 506 Offerings

                  2004

      On June 30, 2004, the Company consummated the issuance of (i) 2,000 shares ("Preferred Shares") of 10% Series B Convertible Preferred Stock, and (ii) Unit Warrants to purchase 2,000,000 shares of the Company's common stock to eight institutional and other accredited investors. In addition, the Company issued to certain persons who identified the investors in the Preferred Shares Finders' Warrants to purchase 200,000 shares of the Company's common stock. The sale of the Preferred Shares and Unit Warrants resulted in $2 million in gross proceeds to the Company prior to the exercise of the Warrants. The Preferred Shares are initially convertible into an aggregate of 2 million shares of common stock. The Company agreed to file a registration statement in respect of the common stock issuable upon conversion of the Preferred Shares and the shares of common stock underlying the Warrants. The effective price in the private placement was $1,000 for each unit. Each unit consists of one Preferred Share and a Unit Warrant to purchase 1,000 shares of common stock. The unit purchase price was determined based on negotiation between the company and the purchasers of the units. The Unit Warrants have an exercise period of five years and an exercise price of $1.00 per share. The Unit Warrants are exercisable in cash, and, under certain circumstances, allow for cashless exercise, representing a potential $2 million in additional proceeds. The company could realize and additional $200,000 in proceeds from the sale of the Finders' Warrants.

                  2002

      On March 14, 2002, ECSI completed a private placement of 40 units of its securities, each consisting of 25,000 shares of Series A Convertible Preferred Stock and Redeemable Warrants entitling the holders to purchase 12,500 shares of common stock at an exercise price of $3.00 per share until March 14, 2005. The offering was made and sold to 25 accredited investors. The Company received gross proceeds of $2 million from the sale of the units. The Company paid aggregate cash commissions of $187,500 in connection with the placement of the units, including $50,000 to DC Capital Corp., a broker dealer registered with the Securities and Exchange Commission and the National Association of Securities Dealers, and $137,500 to certain finders where the payment of such commissions was permissible under local law. In addition, the Company issued to the finders warrants to purchase up to an aggregate of four units identical to those offered in the offering, the underlying shares of common stock of which are being registered in this registration statement.

      The above sales were made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Securities Act of 1933. Each investor represented that he/she/it was acquiring the securities for investment purposes only and not with a view to distribute. Each investor further represented that he/she/it (a) had such knowledge and experience in financial and business matters and was capable of evaluating the merits and risks of the investment, (b) was able to bear the complete loss of the investment, and (c) had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information. Each investor further represented to the Company that he/she/it was an "accredited investor" as such term is defined in Rule 501 of the Securities Act of 1933.

      Exercises of Options

      The transactions described below represent shares of common stock that were issued upon the exercise of statutory stock options in reliance on the exemption from registration afforded by Section 4(2).

      On May 27, 2004, Richard Stern, a director of the Company, exercised options for 100,000 shares of Common Stock. He paid an exercise price of $0.015 per share.

      Preferred Stock Conversion

      The transactions described below represent shares of common stock issued upon conversion of shares of Series A Preferred Stock by the holders thereof, all of whom acquired their shares in the March 2002 506 offering, in accordance with the terms of said class of stock and in reliance on Section 3(b) of the Securities Act of 1933.

                  2004

      On July 6, 2004, the Company issued an aggregate of 85,712 shares to Charles Gargano; Carol Berardino, Robert Baumeister, and Linda Ravella, as Tenants in Common; and JCM Capital Corp.

      On January 9, 2004, the Company issued 12,500 shares of common stock to Mark Goodman, M.D.

                  2003

      On December 12, 2003, the Company issued 12,500 shares of common stock to Mitchell Finesod.

      On January 17, 2003, the Company issued 50,000 shares of common stock to Dominic Bassani.

      On July 15, 2003, the Company issued 25,000 shares of common stock to Fred Franks.

      On March 20, 2003, the Company issued an aggregate of 287,500 shares to Angela Sabella, Douglas J. Bowen and Jeffrey Kessler.

      On February 10, 2003, the Company issued 25,000 shares of common stock to TCMP 3 Partners.

      Securities Authorized For Issuance Under Stock Option Plan

      The transactions described below represent options issued by the Company under and subject to the provisions of the 1986 Stock Option Plan (as extended) and were issued in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933.

                  2004

      On June 18, 2004, the Company granted options to an employee entitling him to purchase 10,000 shares of common stock at a price of $0.55 per share, exercisable for a period ten years from the date of the grant.

      On March 5, 2004, the Company granted options to an employee entitling him to purchase 30,000 shares of common stock at a price of $0.60 per share (10% above closing bid price on the date of the grant) for a period of 10 years from the date of the grant.

      On January 2, 2004, the Company granted options to purchase an aggregate of 145,000 shares of common stock to the persons named below, all of whom are officers and or directors of the company, in the amounts specified opposite their respective names. The options are exercisable for a period of ten years at a price of $1.00 per share, except as otherwise noted.

      Arthur Barchenko           50,000
      Natalie Barchenko          50,000
      Mark Barchenko             10,000
      Joseph McAndrew            10,000
      Jake Muller                 5,000
      Thomas Isdanavich          10,000
      Eldon Moberg                5,000
      Richard Stern               5,000
      Lil Tsipouras              10,000 @$1.10

                  2003

      On August 25, 2003, the Company granted options to Joseph McAndrew, an officer, entitling him to purchase 10,000 shares of common stock at a price of $0.60 per share (10% above closing bid price on the date of the grant) for a period of ten years from the date of the grant.

      On August 22, 2003, the Company granted options to two employees entitling them to purchase up to an aggregate of 15,000 shares each of common stock at a price of $0.39 per share (10% above closing bid price on the date of the grant) for a period of five years from the date of the grant.

                  2002

      On February 15, 2002, the Company granted options to Arthur Barchenko and Natalie Barchenko entitling them to purchase 100,000 shares each of common stock at a price of $2.97 per share (10% above closing bid price on the date of the grant) for a period of five years from the date of the grant.

      On February 15, 2002, the Company granted options to seven persons entitling them to purchase an aggregate of 60,000 shares of common stock at $2.70 per share (the closing bid price per share on the date of the grant) for a period of ten years from the date of the grant.

                  2001

      On August 10, 2001, the Company granted options to Eldon Moberg, an director, entitling him to purchase 40,000 shares of common stock at a price of $0.30 per share for a period of ten years from the date of the grant.

      On August 1, 2001, the Company granted options to Andrzej Mchocki, an employee, entitling him to purchase 5,000 shares of common stock at a price of $0.25 per share for a period of ten years from the date of the grant.

        Issuance of Securities for Services or in Satisfaction of Obligations

      In February 2004, the Company issued an aggregate of 85,000 shares of its common stock, including 30,000 shares to directors and 35,000 to consultants for services rendered in the aggregate amount of $96,900, or a price of $1.14 per share, pursuant to the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof..

      In March 2002, the Company issued 20,000 shares of common stock and warrants to purchase 10,000 shares of common stock at a price of $2.00 per share to CFG Media Inc. in accordance with the terms of an agreement whereby CFG Media provided financial public relations services to the Company.

In addition, the Company issues to CFG Media 2,500 warrants per month as continuing payment for services rendered (including 5,000 additional warrants as the date hereof). The Company issued the shares pursuant to the exemption from registration provisions of the Securities Act of 1933 afforded by section 4(2) thereof. The Company valued the shares at an aggregate price of $13.333, or $0.67 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-KSB. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to
Item I of this Form 10-KSB, "DESCRIPTION OF BUSINESS - Risk Factors" and "CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS."

Overview

      We design, develop, manufacture and market technology-based integrated security systems. We also provide consulting services consisting of risk assessment and vulnerability studies to ascertain a client's security requirements to develop a comprehensive risk management and mitigation program and product design and engineering services.

      We market our products domestically and internationally to:

      o     national and local government entities;

      o     large industrial facilities and major office complexes;

      o energy facilities, including nuclear plants, power utilities and pipelines; and

      o     commercial transportation centers, such as airports and seaports.

      We believe that we are one of the few true comprehensive security solution providers in the industry. We are able to analyze a security risk and develop security solutions specifically tailored to mitigate that risk, including designing, engineering and manufacturing individual components of a system as may be necessary to deliver a fully integrated security system customized to a client's requirements. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver the integrated platform of design, engineering services and fully integrated security solutions that support their requirements for the completion of a given project.

      We believe that we have developed a superior reputation as a provider of integrated security systems since our inception in 1976 because we:

      o offer the complete range of solutions-driven responses to accommodate our customer's needs;

      o     offer technologically superior products;

      o are able to design, engineer and manufacture systems customized to our client's specific requirements;

      o deliver systems that are easy to operate and maintain while providing superior life cycle cost performance compared to systems offered by our competitors;

      o     have established solid credentials in protecting high value targets;
            and

      o     offer our customers perhaps the best warranty in the industry.

Fiscal 2004 Accomplishments

      Fiscal 2004 was an important year for us because we:

      o Were awarded a task order by the Department of Defense of the United States in August 2004 to secure Tinker Air Force Base, a highly strategic North American military facility, as a supplier selected by the US Air Force under the indefinite delivery/indefinite supply contract noted below. The task order has an estimated value of in excess of $4,300,000.

      o Completed a private placement of $2 million of shares of 10% Series B Convertible Preferred Stock and warrants to purchase up to 2,000,000 shares of common stock on June 30, 2004. The Series B Preferred Stock carries a 10% cumulative dividend payable quarterly in cash or by adding the amount of the dividend to the stated value of each share of Series B Preferred Stock and is convertible initially into an aggregate of 2,000,000 shares of common stock, subject to anti-dilution adjustments. The Warrants are exercisable at a price of $1.00 per share through June 29, 2008.

      o Were selected by the United States Air Force, Force Protection Office, as one of four companies, among two multinational and two small business organizations, permitted to submit proposals to obtain contracts to supply and install security system upgrades for thirty-four military facilities worldwide over a five year period with a total value in excess of $500 million, which, since the date of such award, has increased to 108 bases and may reach over $1 billion in total value.

      o Entered into a Cooperative Research & Development Agreement with the Naval Surface Warfare Center, Panama City, for the integration and marketing of technologies for military and commercial applications;

      o Received a number of orders to complete jobs at high-profile facilities around the world, including a border security project in Eastern Europe now awaiting release and orders for nuclear power station security upgrades amounting to over $1,500,000;

      o Entered into strategic alliances or marketing relationships with companies that we believe will provide us access to markets in which we heretofore have had only a limited presence, including alliances with:

                  (i) Radio Holland Greece (SRH Marine) Division of the Radio Holland Group, an international organization specializing in communication, satellite navigational safety-distress and ship automation equipment, installation, integration and support services worldwide, which will allow us to offer our security solutions to government and corporate clients in Greece and Cyprus to protect their airports, ports, cargo, and military vessels. This alliance will enable us to effectively address many government and industrial projects in those nations without adding a layer of cost; and

                  (ii) M.A. Kharafi National, an international organization that provides security systems installation, integration and support services in the Middle East. This alliance allows us to expand sales and service capability to include virtually all areas of the Middle East including the most active and demanding areas of Kuwait and Iraq. Kharafi National members will partner with us when additional resources are needed to effectively complete sophisticated system integration projects in Iraq to meet particularly aggressive timetables or specialized requirements. It also allows us to offer our clients in Kuwait and Iraq expert logistical support with minimal geographic or resource constraints. This alliance will enable us to effectively address the many government and industrial projects in Iraq and help us meet one of its major strategic objectives for fiscal 2005 and beyond with two entities that will allow us to bid on jobs in fields in which we heretofore have had only limited access and which we consider important, including the geographic regions of Iraq and Kuwait and the area of maritime security.

      o Entered into Revolving Line of Credit with Fairchild in the amount of $250,000, the entire principal amount of which has been drawn down and since repaid. We used the proceeds of this loan for working capital. We continue to discuss the nature of our relationship with Fairchild and the possibility of a future investment by Fairchild in the Company. We believe that our future relationship with Fairchild will remain intact and afford us the opportunity to develop business contacts with major global organizations.

      o Established a strategic marketing relationship with a security company with offices in Washington, D.C. to address Homeland Security opportunities. This company is a fully integrated single source for experienced management services focused in the Government Security, Homeland Security and Defense Industry. It provides consulting and planning services in the area of management, marketing and sales development.

Results of Operations

Results of Operations

Year Ended June 30, 2004 ("fiscal 2004 period") Compared to Year Ended June 30, 2003 ("fiscal 2003 period").

REVENUES. We had net revenues of $2,061,412 for the fiscal 2004 period, as compared to revenues of $4,346,816 for the fiscal 2003 period, a decrease of about 53%. Of the revenues reported in the fiscal 2004 period, approximately 89% was domestic and 11% was related to international projects. The decrease in sales in the fiscal 2004 period is primarily attributable to an indefinite hold put on certain projects that were waiting for funding and/or the approval of submitted documents. The funding and/or submitted documents are related to projects for both domestic and foreign governments as well as private industrial concerns in the Middle East.

GROSS MARGINS. Gross margins for the fiscal 2004 period were 55% of revenue as compared to 47% of revenue for the fiscal 2003 period. The increase in the fiscal 2004 period is primarily due to an increase in the order mix for higher gross margin engineering and design services, as compared to the fiscal 2003 period, where the fulfillment of orders mostly entailed the shipment of lower gross margin product.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses increased 26% in the fiscal 2004 period to $322,912 from $257,123 in the fiscal 2003 period. R&D in the fiscal 2004 period was for upgrades to existing products and systems and for new product development work on the UAV technologies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses decreased about 8% in the fiscal 2004 period to $1,782,534 from $1,933,540 in the fiscal 2003 period. The decrease in fiscal 2004 is primarily the result of management's aggressive action to reduce fixed overhead and payroll costs commencing January 1, 2004 based on lower projected revenue. The decrease however was partially offset by a legal settlement in the amount of $101,000 and the write-off of certain accounts receivable totaling $191,000.

STOCK BASED COMPENSATION. In the fiscal 2004 period, we issued immediately vested stock and stock options to various employees, consultants and to the directors valued at $117,200. In fiscal 2002, we issued stock and stock options to various consultants which were being amortized over the related service periods resulting in a charge of $503,814 in the fiscal 2003 period. Stock-based compensation is non-cash and, therefore, has no impact on our net worth, cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the fiscal 2004 period was $105,916 as compared to $68,179 for the fiscal 2003 period. The increase was attributable to the higher average amount of outstanding debt balances.

INTEREST INCOME. Interest income in the fiscal 2004 period was $3,128 as compared to $11,449 in the fiscal 2003 period. The decrease was due to the redemption of a $300,000 certificate of deposit.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $42,633 for the fiscal 2004 period and $50,938 for the fiscal 2003 period. The first foreign subsidiary was formed in January 2002 and commenced operations in May 2002. In January 2003, it ceased to exist as an operating subsidiary and the assets were transferred to a newly created foreign subsidiary. We established the new foreign operating subsidiary, in which we own a 70% interest, to conduct our business in the Middle East.

INCOME TAX BENEFIT. In the fiscal 2004 period, we recognized $31,300 of tax benefits from the current year net operating loss, which will be used to offset taxable income in a future year as compared to $89,000 in fiscal 2003.

NET LOSS. Net loss before dividends for the fiscal 2004 and fiscal 2003 periods was $(1,118,656) and $(559,832), respectively.

Dividends Related to 10% Series B Convertible Preferred Stock.

      We recorded a deemed dividend totaling $1,044,147 in June 2004 to reflect the beneficial conversion price of our Series B Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. This adjustment has no impact on our net equity since the offset to the deemed dividend is an offsetting increase in additional paid-in capital. Similarly, in 2003 we recorded amortization of $100,886 resulting from a deemed dividend totaling $1,008,861 which reflected the beneficial conversion price of our Series A Convertible Preferred Stock issued in fiscal 2002. In addition we declared dividends totaling $123,000 and $196,250 on our Series A Convertible Preferred Stock in fiscal 2004 and 2003, respectively. These dividends were paid via the issuance of additional shares of our Common Stock.

Liquidity and Capital Resources

      At June 30, 2004, we had working capital of $3.09 million compared to $1.89 million at June 30, 2003. Net cash used by operating activities for fiscal 2004 was $1,411,859 as compared to net cash provided by operating activities of $265,252 for fiscal 2003.

      Inventory has increased by $264,186 since the beginning of fiscal 2004 in anticipation of shipments for committed projects that were supposed to have been released and on new proposals that have not materialized thus far. Accounts receivable relative to sales volume has deteriorated somewhat on a quarter to quarter basis. Day's sales outstanding
(DSO) were 139 days at June 30, 2004 as compared with 71 days at June 30, 2003. This is due to certain payments being held until final completion of projects. We expect the DSO to significantly improve during fiscal 2005.

      Accounts payable and accrued expenses have increased $197,702 in the fiscal 2004 period as payments to vendors has been slowed in an attempt to match the slower collection of receivables and to preserve the cash available for daily operations.

      Investing activities for fiscal 2004 included purchases of $132,745 for equipment and software required to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward.

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

      With the revolving line of credit fully drawn and business results for the fiscal 2004 period being materially weaker than expected, officers have loaned the Company $700,044 as working capital. Of this amount, $250,000 was converted into 735,294 of additional shares of common stock in April 2004. The remaining officer loans have no specified maturity date and bear interest at a rate of 10% per annum. The Company is restricted from repaying the principal amount of the loans by the Purchase Agreement dated June 30, 2004 by which we sold the shares of Series B Preferred Stock. Under the Purchase Agreement, we may not repay the loans to officers until December 31, 2005, at the earliest, and only if certain other conditions have been satisfied.

      In addition, we have a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. All payments have been made on time leaving a balance due as of June 30, 2004 in the amount of $241,667. The term loan is due to be paid in full by November 2006.

      To achieve all the elements of our growth strategy and the desired outcome of a sustainable and continuous growth rate through these relationships, we must devote additional capital resources to our sales and marketing efforts and product development. We expect to use a portion of the proceeds derived from the $2,000,000 private placement we completed at the end of June 2004 toward this end.

      We plan to invest in or acquire other entities in the security technology industry to expand our product offerings to meet all possible security threats, including emerging security risks. We have identified a specific area in which we intend to pursue the acquisition of either a particular technology or company that possesses such technology. We will remain attentive to other opportunities as they arise. We may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we likely will have to obtain third party financing. Therefore, we are continuing to pursue additional capital through selected investment banking firms.

      We believe that our financial condition continues to remain dependent upon our ability to:

      o     collect invoices in a consistent timely fashion;

      o     continually generate new business; and

      o obtain sources of financing to take advantage of business and acquisition opportunities as they arise.

      We have shipped orders to clients as required by our agreements and the more timely receipt of payment for such orders over the last year, other than the last quarter, has improved our ongoing cash flow. We currently have sufficient orders and business to ensure our financial stability for the foreseeable future. We expect that cash on hand together with cash generated from operations, and cash generated from sale of equity in June 2004 will be sufficient to provide for our working capital needs. We remain committed to pursuing acquisitions that may add to our revenues and enhance both our product line and, ultimately, our ability to compete in our industry. It is likely that we will require additional financing or other sources of capital to complete any acquisitions, as well as take advantage of any major business opportunities that arise. We also may seek other sources of funding, though we can not be certain that any such funding will become available on favorable terms.

Discussion of Results, Business Outlook and Identifiable Industry Trends

      Discussion of Results

      Revenue and earnings results over the last two fiscal years have been disappointing although the level of new proposals continues to increase. Early in this period, we did not see the acceleration of spending in our segment of the security industry that we expected as a result of the continuing terrorist threat both domestically and abroad. The Homeland Security initiatives proposed by the United States Congress during the last two years have not had nearly as positive an impact on our committed and released business as we expected.

      We believe the global economic recession during 2002 and the first half of 2003 negatively affected most of our customers and potential customers, including various government agencies worldwide. Generally, we believe many private entities experienced level or weaker operating results during this period and, consequently, chose not to invest in our security equipment.

      As global economic prospects began to change during 2003, orders and commitments increased. Currently, purchase order commitments are the largest in Company history. However, our historical results have taught us that the release of funds that support contracts and orders may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based orders which are subject to legislative funding approval are particularly sensitive to economic and political conditions. Thus we cannot be certain as to the total realized value and revenue which we will generate from committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments sometime within the next 12 to 18 months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

      The Security Industry

      The security market historically has been a product oriented opportunity for manufacturers, both within the United States and internationally. The difficulty the industry traditionally has faced has been the ability to develop a standard security platform that would permit systems integrators to design a seamless interface between the multiple products and subsystems required to address threats in high-security environments. A number of companies are attempting to develop platforms that address seamless integration of multiple technologies. We expect this trend continuing for the foreseeable future, since the demand for integrated platforms will continue.

      We recognized this trend early in our existence and to that end, we have developed, marketed and installed integrated platforms which encompass multiple technologies. We continue to seek to improve our integrated systems and have retained a highly-competent system oriented software programmer and two computer-oriented electronic engineers to further develop and enhance the integrated platform for current and future projects.

      Further, the security industry, which has been characterized by a fragmented and wide ranging group of single-product manufacturers and small service providers, has begun to consolidate as multi-national corporations acquire smaller market and single product entities to form multi-technology corporations. We believe this trend will continue. Therefore, teaming relationships will be important for independent entities in the security field to thrive and grow in the years ahead. To address this consolidation, we have implemented a corporate account development department both to work with and support the large corporate integrators and to establish teaming agreements going forward. We believe that our technologies and capabilities compliment those of the large conglomerates in the security industry and this allows us to work together on major projects.

      Business Approach and Outlook

      Over the last several years we have sought to exploit the contacts and relationships enjoyed by our directors by obtaining introductions to potential strategic partners. The strategic relationship framework provides a comprehensive and thorough mechanism for developing and implementing corporate strategy. Our board of directors determined early in our existence that given our size and the criticality of our business situation that the strategic relationship framework would provide us with a non-resource exhaustive and more expedient and efficient means of entering new markets. This approach has met with considerable success and we continue to seek strategic alliances.

      Our strategic relationships with multi-national firms also have afforded us direct and indirect access to sophisticated market analysis and research that we otherwise would not have the resources to undertake on our own. This information has allowed us to frame the overall growth and size of the technology markets within which we operate and provide us with a sense not only of the strength of our technology base but also of our relative market share within the industry. This approach has allowed us to analyze customer and market segmentation and develop a value proposition for the security solutions we offer which has been and will be an invaluable source of information as a means of generating income.

      During April 2004 we retained a new financial public relations firm to disseminate information about our Company to the investment community and increase public awareness of and interest in our stock. We hope that the efforts of this entity will broaden the appeal of our stock and facilitate our ability to raise funds for expansion activities as required.

      Sales continue to be materially dependent upon the ability of Arthur Barchenko, our President, and Vice President, Mark Barchenko, to generate orders and sales to meet our revenue objectives. In the past, Arthur Barchenko has been responsible for the majority of our sales.

      We believe we are well positioned for economic success during fiscal 2005 and beyond. A number of factors contribute to this outlook.

   o The influx of cash from the private placement we completed in June 2004 will allow us to invest in revenue generating activities such as sales and marketing efforts, the maintenance and growth of existing strategic alliances and the identification of new strategic partners, the development of new products and software to enhance our product offerings and the retention of critical new personnel.

   o Our selection by the United States Air Force, Force Protection Office, as one of four companies, among two multinational and two small business organizations, entitling us to submit proposals to obtain contracts to supply and install security system upgrades for thirty-four military facilities worldwide over a five year period with a total value in excess of $500 million, which, since the date of such award, has increased to 108 bases and over $1 billion in total value.

   o Various orders we have received recently, including a multi-million dollar classified border security project in Eastern Europe awaiting release, orders for nuclear power station security upgrades amounting to over $1,500,000, and various other orders which we expect over the next several months.

   o The conclusion of agreements with new strategic partners that we anticipate will be a source for material orders in the years ahead.

Critical Accounting Policies

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

Accounting for Income Taxes - The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $631,968 has been recorded against our deferred tax asset at June 30, 2004.

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities or arrangements existing before February 1, 2003, in the fourth quarter of calendar 2003. The adoption of FIN 46 did no have a material impact on the Company's results of operation or financial position.

ITEM 7. FINANCIAL STATEMENTS

      The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page F-1 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers.

      The following table sets forth certain information about our directors and executive officers as of August 6, 2004:

--------------------------------------------------------------------------------
                                                              Year First
       Name                   Position               Age      Became A Director
       ----                   --------               ---      -----------------
--------------------------------------------------------------------------------
Arthur Barchenko     President and Director           71      1976

--------------------------------------------------------------------------------
Mark R. Barchenko    Vice President, Secretary and    48      1996
                     Director

--------------------------------------------------------------------------------
Richard Stern        Vice President                   55

--------------------------------------------------------------------------------
Eldon Moberg         Vice President                   52

--------------------------------------------------------------------------------
Thomas Isdanavich    Vice President                   56

--------------------------------------------------------------------------------
Joseph McAndrew      Vice President                   50

--------------------------------------------------------------------------------
Natalie Barchenko    Treasurer and Director           70      2001

--------------------------------------------------------------------------------
James R. Janis       Director                         60      2001

--------------------------------------------------------------------------------
Gene Rabois          Director                         59      1989

--------------------------------------------------------------------------------
Robert F. Reiter     Director                         54      2001

--------------------------------------------------------------------------------
Edward Snow          Director                         65      2000

--------------------------------------------------------------------------------

Arthur and Natalie Barchenko are married and Mark Barchenko is their son.

      The Company's directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. The Company's officers serve at the pleasure of the Board of Directors.

      Set forth below is biographical information concerning our directors and executive officers for at least the past five years. All of the following persons who are executive officers are also full-time employees.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended June 30, 2004, all reports required to be filed were filed on a timely basis.

CODE OF CONDUCT AND ETHICS

      We have adopted a code of conduct and ethics that applies to our directors, officers and all employees. The code of conduct and ethics will be posted on our website at www. ecsi@anti-terrorism.com by the date of the Annual Meeting of Shareholders, or shortly thereafter. Until that time, the code of business conduct and ethics may be obtained free of charge by writing to Electronic Control Security Inc., Attn: Arthur Barchenko, 790 Bloomfield Avenue, Building C, Suite 1, Clifton, New Jersey 07012

ITEM 10. EXECUTIVE COMPENSATION

Directors Compensation.

      In addition to reimbursing directors for expenses they incur in attending meetings of the Board or Committees of the Board, the Company pays its directors a fee of $500 for each meeting attended. It is expected that the Company's outside directors will receive an annual award of stock options under the Company's equity incentive plan. The Company reimburses non-employee directors for travel and related expenses for attending board meetings.

Executive Compensation.

      The following table sets forth certain information concerning the annual and long-term compensation of the person serving as the Company's chief executive officer (the "Named Executive") during the last three years. No other executive officers received annual compensation in excess of $100,000 during the last three fiscal years.

-----------------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                   Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                             Annual Compensation                   Awards                Payouts
-----------------------------------------------------------------------------------------------------------------------
                                                         Restricted      Securities
   Name and                                Other Annual     Stock        Underlying
  Principle           Salary     Bonus     Compensation    Award(s)     Options/SARs       LTIP         All Other
   Position    Year     ($)       ($)          ($)           ($)             (#)        Payouts ($)   Compensation ($)
-----------------------------------------------------------------------------------------------------------------------
Arthur
Barchenko,
President      2004  $ 96,000                                              50,000

               2003  $101,700

               2002  $ 98,800                                             100,000
-----------------------------------------------------------------------------------------------------------------------

Option Grants in the Last Fiscal Year

      The following table presents certain information concerning stock options granted to the Named Executive under our various stock option plans during the 2004 fiscal year.

---------------------------------------------------------------------------------------------------------
                                Option/SAR Grants in Last Fiscal Year
---------------------------------------------------------------------------------------------------------
                                          Individual Grants
---------------------------------------------------------------------------------------------------------
                      Number of Securities      % of Total Options/SARs
                          Underlying                   Granted to        Exercise or
                         Options/SARs                 Employees in        Base Price
       Name               Granted (#)                  Fiscal Year          ($/Sh)      Expiration Date
       ----               -----------                  -----------          ------      ---------------
---------------------------------------------------------------------------------------------------------
Arthur Barchenko            50,000                       22.73%              1.00       January 2, 2014
---------------------------------------------------------------------------------------------------------

Fiscal Year-End Option Numbers and Values

      The following table sets forth additional information as of June 30, 2004, concerning shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

--------------------------------------------------------------------------------------------------------------
            Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------------------------------------
                                                Number of Securities Underlying   Value of Unexercised In-the
                   Shares                       Unexercised Options/SARs at       Money Options/SARs at
                   Acquired on   Value          FY-End (#)                        FY-End ($)
Name               Exercise (#)  Realized ($)   Exercisable/Unexercisable         Exercisable/Unexercisable
----               ------------  ------------   -------------------------         -------------------------
--------------------------------------------------------------------------------------------------------------
Arthur Barchenko      -0-            -0-            150,000/150,000                    $0/$0
--------------------------------------------------------------------------------------------------------------

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

Equity Compensation Plan Information

      The following table sets forth additional information as of June 30, 2004, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                      Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------------------------
Plan Category                      Number of securities to be      Weighted-average         Number of securities available
                                   issued upon exercise of         exercise price of        for future issuance under equity
                                   outstanding options, warrants   outstanding              compensation plans (excluding
                                   and rights                      options, warrants        securities reflected
                                                                   and rights               in column (a))
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation                        590,000                      $1.53                         410,000
plans approved
by security holders
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders
-----------------------------------------------------------------------------------------------------------------------------

Total                                      590,000                      $1.53                         410,000
-----------------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of September 15, 2004 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

      For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of September 15, 2004. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on September 15, 2004 and the total number of shares that various people then had the right to acquire within 60 days.

--------------------------------------------------------------------------------

Name Beneficial Owner (1)             Number of Shares     Percent of Class (2)
-------------------------             ----------------     --------------------
--------------------------------------------------------------------------------

Arthur Barchenko (3)                     1,154,963        20.29%
--------------------------------------------------------------------------------
Mark R. Barchenko (4)                      209,724         3.71%
--------------------------------------------------------------------------------
Richard Stern (5)                           35,000         *
--------------------------------------------------------------------------------
Eldon Moberg (6)                            65,000         *
--------------------------------------------------------------------------------
Thomas Isdanavich (7)                       30,000         *
--------------------------------------------------------------------------------
Joseph McAndrew (8)                         20,000         *
--------------------------------------------------------------------------------
Natalie Barchenko (9)                    1,579,079        27.74%
--------------------------------------------------------------------------------
James R. Janis (8)                          35,000         *
--------------------------------------------------------------------------------
Gene Rabois                                 62,115         1.12%
--------------------------------------------------------------------------------
Robert F. Reiter (10)                       40,000         *
--------------------------------------------------------------------------------
Edward Snow (11)                            30,000         *
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Directors and officers
as a group (12 persons) (12)             3,100,881        51.79%
--------------------------------------------------------------------------------

*     Less than 1%.

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to common stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in care of the Company.

(2) Based on 5,541,874 shares outstanding and issuable as of September 15, 2004.

(3) Consists of 964,963 shares of common stock, including 193,496 shares not registered in Mr. Barchenko's name but over which he has dispository power and control, and options to purchase 150,000 shares of common stock.

(4) Consists of 109,724 shares of common stock and options to purchase 100,000 shares of common stock.

(5) Consists of 30,000 shares of common stock and options to purchase 5,000 shares of common stock.

(6) Consists of 20,000 shares of common stock and options to purchase 45,000 shares of common stock.

(7) Consists of 20,000 shares of common stock and options to purchase 10,000 shares of common stock.

(8)   Consists solely of options to purchase shares of common stock.

(9) Consists 1,429,079 shares of common stock and options to purchase 150,000 shares of common stock.

(10) Consists of 10,000 shares of common stock and options to purchase 30,000 shares of common stock.

(11) Consists of 10,000 shares of common stock and options to purchase 20,000 shares of common stock.

(12) Includes options to purchase 565,000 shares of common stock which are held by all directors in the aggregate.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In March 2004, we issued 735,294 shares of common stock to Natalie Barchenko, the Treasurer and a director of the Company and the wife of Arthur Barchenko, the Company's president and a director, upon the conversion of loans made by Ms. Barchenko to the Company in the aggregate amount of $250,000. The offering price of the shares was based upon a then outstanding offer by a third party to purchase shares of common stock at such price.

      Until the Company achieved profitability, we relied on loans from officers, directors, shareholders and their affiliates to assist in the funding of our operations.

      At June 30, 2004 and 2003, related party debt consisted of $432,545 and $14,443, respectively. The loans are repayable with interest at rates varying from no interest through 12% interest per annum. All interest for the fiscal year 2004 and 2003 has been paid. The Company is restricted from repaying the principal amount of the loans except as permitted under the Purchase Agreement dated June 30, 2004 by which we sold the shares of Series B Preferred Stock which provides that (i) repayment shall be later than December 31, 2005, (ii) for the six month period ended June 30, 2005 (x) the reported revenues of the Company shall not be less than $11 million and (y) the reported earnings per share of Common Stock shall be not less than $0.23 based upon 7,250,000 shares of Common Stock outstanding, and (iii) both at December 31, 2005 and at the time of any such repayment, the Selling Stockholders are entitled to sell their shares under an effective registration statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.   Description                                                           Location Reference
-----------   -----------                                                           ------------------
3.1           Certificate of Incorporation of Electronic Control Security Inc.               1

3.1(a)        Certificate of Amendment to Certificate of Incorporation of
              Electronic Control Security Inc.                                               2

3.1(b)        Certificate of Amendment to Certificate of Incorporation                       3

3.2           By-Laws of Electronic Control Security Inc.                                    1

3.3           Certificate of Incorporation of SEM Consultants III, Inc.                      1

3.4           By-Laws of SEM Consultants III, Inc.                                           1

3.5           Certificate of Incorporation of ECSI International, Inc.                       1

3.6           By-Laws of ECSI International, Inc.                                            1

3.7           Certificate of Incorporation of ECSI FOIDS, Inc.                               1

3.8           By-Laws of ECSI FOIDS, Inc.                                                    1

3.9           Certificate of Incorporation of ECSI-DSA, Inc.                                 1

3.10          By-Laws of ECSI-DSA, Inc.                                                      1

3.11          Memorandum of Association of ECSI Security Communications, Inc.,
              an Israeli Corporation                                                         2

3.12          Articles of Association of ECSI Security Communications, Inc., an
              Israeli Corporation                                                            2

4.1           Specimen Form of Common Stock Certificate.                                     1

4.2           Form of Redeemable Common Stock Purchase Warrant issued to
              public in 1987.                                                                1

4.3           Form of Qualified Stock Option Certificate.                                    1

4.4           Form of Non-Qualified Stock Option Certificate.                                1


4.5           Form of Series A Convertible Preferred Stock Certificate                       2

10.1          Patent License and Technical Information Agreement Relating to
              Fiber Optic Sensing Systems dated as of January 15, 1997 between
              Lucent Technologies Inc. and Electronic Control Security Inc.                  1

10.2          Agreement dated March 5, 1997 between Mason Hanger National, Inc.
              and Electronic Control Security Inc. relating to the purchase of certain
              assets relating to the FOIDS Product Line.                                     1

10.3          License dated March 5, 1997 between Mason Hanger National, Inc.
              and Electronic Control Security Inc. relating to the license of certain intellectual property used in connection with the manufacture of the
              FOIDS Product Line.                                                            1

10.4          Lease Agreement with 580 Brighton Road Associates for space in
              Clifton New Jersey.                                                            1

10.5          Lease Agreement with The Theta Group for space in Huntsville,
              Alabama.                                                                       1

10.6          Teaming agreement with Rafael Armament Development Authority.                  1

10.7          Lease Agreement with Dewey Brazelton dated March 1, 2001 for
              the space in Madison, Alabama.                                                 2

10.8          Agreement with LAU Technologies dated September 13, 1999
              relating to facial recognition technology.                                     2

10.9          License Agreement with Hyperdyne, Inc. dated June 13, 2001                     2

10.10         Investment Banking Agreement dated as of November 18, 2001, between  Diversified Investors Capital Services of NA, Inc. and
              Electronic Control Security Inc.                                               2

10.11         Marketing Agreement dated February 1, 2002 between 3 Media
              Consultants, Inc. and ECSI International, Inc.                                 2

10.12         Securities Purchase Agreement dated June 30, 2004.                             3

10.13         Registration Rights Agreement dated June 30, 2004.                             3

14.1          Code of Ethics and Business Conduct                                            4

31.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002.                                                             5

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002.                                                             5

Legend

1. Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form 10-SB filed with the Commission on February 16, 2001.

2. Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form SB-2 filed with the Commission on June 6, 2002.

3. Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on July 1, 2004.

4. Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form SB-2 filed with the Commission on August 6, 2004.

5.    Filed as an Exhibit to the current filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal year ended June 30, 2004 were $30,000. The reviews of the consolidated condensed financial statements included in the Company's Quarterly reports on Forms 10-QSB for the fiscal year ended June 30, 2004 were performed by Demetrius & Company, L.L.C. The fees billed by Demetrius & Company, L.L.C. for those services plus its consent were $8,700. The aggregate fees billed by Demetrius & Company, L.L.C. in connection with the year end audit and quarterly reviews for the fiscal year ended June 30, 2003 were $35,000.

Audit Related Fees

      There were no fees billed by Demetrius & Company, L.L.C. for audit related services for the fiscal years ended June 30, 2003 or 2004.

Tax Services

The aggregate fees billed by Demetrius & Company, L.L.C. for tax services during the fiscal years ended June 30, 2004 and 2003 were $14,000 and $10,000, respectively.

All Other Services

      During 2004 Demetrius & Company, L.L.C. billed the Company $5,500 for services in connection with the preparation of a private placement.

                                   SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: /s/ Arthur Barchenko
                                   ---------------------
                               Name: Arthur Barchenko
                               Title: President, Chief Financial Officer and Principal Accounting Officer
                               Dated: September 14, 2004

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------

        Person             Capacity                                Date
        ------             --------                                ----
--------------------------------------------------------------------------------
/s/ Arthur Barchenko       President and Director          September 14, 2004
--------------------
Arthur Barchenko

--------------------------------------------------------------------------------
/s/ Mark Barchenko         Vice President and Director     September 14, 2004
------------------
Mark Barchenko

--------------------------------------------------------------------------------
/s/  Natalie Barchenko     Treasurer and Director          September 14, 2004
----------------------
Natalie Barchenko

--------------------------------------------------------------------------------
/s/  James R. Janis        Director                        September 14, 2004
-------------------
James R. Janis

--------------------------------------------------------------------------------
/s/ Gene Rabois            Director                        September 14, 2004
---------------
Gene Rabois

--------------------------------------------------------------------------------
/s/  Robert F. Reiter      Director                        September 14, 2004
---------------------
Robert F. Reiter

--------------------------------------------------------------------------------
/s/ Edward Snow            Director                        September 14, 2004
---------------
Edward Snow

--------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS

                        ELECTRONIC CONTROL SECURITY INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
          With Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statement of Changes in Shareholders' Equity                 F-4

Consolidated Statements of Cash Flow                                      F-5

Notes to Consolidated Financial Statements                             F-6-F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and its subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 13, 2004

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                       June 30,
                                                                                  2004           2003
                                                                                  ----           ----
ASSETS
Current assets
      Cash and cash equivalents                                               $ 1,552,575    $    75,081
      Certificates of deposit                                                     101,723        300,000
      Accounts receivable, net of allowance of  $100,000 and $50,000              729,070        702,016
      Inventories                                                               1,635,305      1,371,119
      Deferred income taxes                                                            --        405,000
      Other current assets                                                        318,795        325,199
                                                                              -----------    -----------

          Total current assets                                                  4,337,468      3,178,415

Property, equipment and software development costs - net                          549,727        575,136
Intangible assets - net                                                            40,733         46,467
Goodwill                                                                           50,000         50,000
Deferred income taxes                                                             441,800          4,000
Other assets                                                                       84,709        126,914
                                                                              -----------    -----------

                                                                              $ 5,504,437    $ 3,980,932
                                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                   $   387,641    $   585,343
      Bank line of credit                                                         500,000        560,000
      Short-term loan                                                             250,000             --
      Current maturities of long-term debt                                         99,996         99,996
      Obligations under capital leases                                              4,396         10,826
      Payroll taxes payable                                                         3,012         12,859
      Income taxes payable                                                          2,500          6,000
      Due to officers and shareholders                                                 --         14,443
                                                                              -----------    -----------

          Total current liabilities                                             1,247,545      1,289,467

Noncurrent liabilities
      Obligations under capital leases                                                 --          4,986
      Long-term debt                                                              141,671        241,671
      Due to officers and shareholders                                            464,487             --
      Deferred income taxes                                                        48,000         49,000
                                                                              -----------    -----------

          Total liabilities                                                     1,901,703      1,585,124

COMMITMENTS AND CONTINGENCIES - see notes

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
          587,500 and 637,500 shares issued and outstanding, respectively           5,875          6,375
     Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
         $1,000 per share liquidation preference; 2,000 shares authorized,
          2,000 and -0- shares issued and outstanding, respectively                     2
      Common Stock, $.001 par value; 15,000,000 shares authorized;
          5,555,707 and 4,494,753 shares issued; 5,382,957 and 4,394,753
         shares outstanding, respectively                                           5,556          4,495
      Additional paid-in capital                                                8,577,764      5,098,787
      Accumulated deficit                                                      (4,990,305)    (2,704,502)
      Accumulated other comprehensive income                                       13,842            653
      Treasury stock, at cost, 100,000 shares                                     (10,000)       (10,000)
                                                                              -----------    -----------

          Total shareholders' equity                                            3,602,734      2,395,808
                                                                              -----------    -----------

                                                                              $ 5,504,437    $ 3,980,932
                                                                              ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                              Year
                                                             Ended
                                                            June 30,
                                                       2004           2003
                                                       ----           ----

Revenues                                           $ 2,061,412    $ 4,346,816
Cost of revenues                                       928,567      2,290,953
                                                   -----------    -----------

          Gross profit                               1,132,845      2,055,863
                                                   -----------    -----------

 Research and development                              322,912        257,123
 Selling, general  and administrative expenses       1,782,534      1,933,540
 Stock based compensation                              117,200        503,814
                                                   -----------    -----------

          Loss from operations                      (1,089,801)      (638,614)

Other (income) expense
     Interest expense                                  105,916         68,179
     Interest income                                    (3,128)       (11,449)
     Minority interest in subsidiary loss              (42,633)       (50,938)
     Loss on sale of marketable securities                  --          3,916
                                                   -----------    -----------

Total other (income) expense                            60,155          9,708
                                                   -----------    -----------

Loss before tax benefit                             (1,149,956)      (648,322)

Income tax benefit                                     (31,300)       (89,000)
                                                   -----------    -----------

Net loss before dividends                           (1,118,656)      (559,322)

Dividends related to convertible preferred stock     1,167,147        297,136
                                                   -----------    -----------

Net loss attributable to common shareholders       $(2,285,803)   $  (856,458)
                                                   ===========    ===========


Net loss per share:
     Basic                                         $     (0.49)   $     (0.21)
                                                   ===========    ===========
     Diluted                                       $     (0.49)   $     (0.21)
                                                   ===========    ===========

Weighted average number of
        common shares and equivalents:
     Basic                                           4,705,027      4,076,366
                                                   ===========    ===========
     Diluted                                         4,705,027      4,076,366
                                                   ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
            Consolidated Statements of Changes in Shareholders Equity

                                                  Series A Convertible   Series B 10% Convertible                       Additional
                                                     Preferred Stock          Preferred Stock         Common Stock        Paid-in
                                                    Shares     Amount         Shares    Amount      Shares     Amount     Capital
                                                   ---------  --------        -------   -------    ---------   -------   ----------
Balances at July 1, 2002                           1,000,000   $10,000             --   $    --    4,034,128   $ 4,034   $4,790,361

Conversion of preferred stock                       (362,500)   (3,625)                              362,500       363        3,263

Common stock dividend on preferred stock                                                              98,125        98      196,152

Minority interest contribution                                                                                                8,126

Amortization of deferred compensation

Amortization of deemed dividend on convertible                                                                              100,886

Realized loss on marketable securities

Foreign currency translation adjustments

Net loss
                                                   ---------   -------        -------   -------    ---------   -------   ----------

Balances at June 30, 2003                            637,500     6,375             --        --    4,494,753     4,495    5,098,787

Conversion of preferred stock                        (50,000)     (500)                               50,000        50          450

Common stock dividend on preferred stock                                                              61,500        62      122,939

Issuance of Common Stock for services                                                                 85,000        85       96,815

Issuance of Common Stock Options for services                                                                                20,300

Private placement of convertible preferred stock
    and common stock warrants, net of
    offering costs of $56,307                                                   2,000         2                           1,943,691

Beneficial conversion feature of prefered stock                                                                           1,044,147

Conversion of stockholder loan                                                                       735,294       735      249,265

Exercise of stock option                                                                             129,160       129        1,371

Foreign currency translation adjustments

Net loss
                                                   ---------   -------        -------   -------    ---------   -------   ----------

Balances at June 30, 2004                            587,500   $ 5,875          2,000   $     2    5,555,707   $ 5,556   $8,577,764
                                                   =========   =======        =======   =======    =========   =======   ==========


                                                                 Accumulated
                                                                    Other
                                                   Accumulated   Comprehensive    Deferred       Treasury
                                                     Deficit        Income      Compensation       Stock          Total
                                                   -----------   -------------  -------------   -----------    -----------
Balances at July 1, 2002                           $(1,848,044)   $    (2,297)  $    (503,814)  $   (10,000)   $ 2,440,240

Conversion of preferred stock                                                                                           --

Common stock dividend on preferred stock              (196,250)                                                         --

Minority interest contribution                                                                                       8,126

Amortization of deferred compensation                                                 503,814                      503,814

Amortization of deemed dividend on convertible        (100,886)                                                         --

Realized loss on marketable securities                                  2,297                                        2,297

Foreign currency translation adjustments                                  653                                          653

Net loss                                              (559,322)                                                   (559,322)
                                                   -----------    -----------   -------------   -----------    -----------

Balances at June 30, 2003                           (2,704,502)           653              --       (10,000)     2,395,808

Conversion of preferred stock                                                                                           --

Common stock dividend on preferred stock                             (123,000)                                          --

Issuance of Common Stock for services                                                                               96,900

Issuance of Common Stock Options for services                                                                       20,300

Private placement of convertible preferred stock
    and common stock warrants, net of
    offering costs of $56,307                                                                                    1,943,693

Beneficial conversion feature of prefered stock     (1,044,147)                                                         --

Conversion of stockholder loan                                                                                     250,000

Exercise of stock option                                                                                             1,500

Foreign currency translation adjustments                               13,189                                       13,189

Net loss                                            (1,118,656)                                                 (1,118,656)
                                                   -----------    -----------   -------------   -----------    -----------

Balances at June 30, 2004                          $(4,990,305)   $    13,842   $          --   $   (10,000)   $ 3,602,734
                                                   ===========    ===========   =============   ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                             Year
                                                                            Ended
                                                                           June 30,
                                                                       2004         2003
                                                                       ----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                              $(1,118,656)   $(559,322)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                163,888      128,520
          Increase in allowance for bad debts                           50,000       25,000
          Stock based compensation                                     117,200      503,814
          Minority interest in subsidiary loss                         (42,633)     (50,938)
          Deferred income taxes                                        (33,800)     (95,000)
          Foreign currency translation adjustments                      13,189          653
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                     (77,054)     237,108
               Inventory                                              (264,186)     246,377
               Other current assets                                     49,037     (185,606)
               Other assets                                            (57,795)    (100,685)
               Accounts payable and accrued expenses                  (197,702)     139,889
               Customer deposits                                            --      (24,258)
               Income taxes payable                                     (3,500)         678
               Payroll taxes payable                                    (9,847)        (978)
                                                                   -----------    ---------

        Net cash provided by (used in) operating activities         (1,411,859)     265,252

Cash flows from investing activities:
     Investment in marketable securities                                    --       34,782
     Acquisition of property, equipment and software development      (132,745)    (320,103)
                                                                   -----------    ---------

          Net cash used in investing activities                       (132,745)    (285,321)

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                       1,943,693           --
     Proceeds from exercise of stock options                             1,500           --
     Proceeds (payments) on bank loan and line of credit               (60,000)     285,000
     Proceeds from short-term borrowing                                250,000           --
     Certificate of deposit (purchased) redeemed                       298,277     (300,000)
     Payments on long-term debt                                       (100,000)    (150,000)
     Payments on lease obligations                                     (11,416)     (17,226)
     Loan officers and shareholders - net                              700,044       (4,910)
                                                                   -----------    ---------

          Net cash provided by (used in) financing activities        3,022,098     (187,136)
                                                                   -----------    ---------

          Net decrease in cash and cash equivalents                  1,477,494     (207,205)

Cash and cash equivalents at beginning of period                        75,081      282,286
                                                                   -----------    ---------

          Cash and cash equivalents at end of period               $ 1,552,575    $  75,081
                                                                   ===========    =========

Non-cash transaction:
     Issuance of common stock to pay preferred stock dividends
     In March 2004, $250,000 of officers and shareholders loans was converted into 735,294 shares of common stock.

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                 $   105,916    $  68,179
                                                                   ===========    =========
          Taxes                                                    $     5,224    $   1,000
                                                                   ===========    =========

                 See Notes to Consolidated Financial Statements.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

      Electronic Control Security, Inc. (The "Company") is engaged in the design, manufacture and marketing of electronic security and lighting systems for high threat environments. The Company also performs consulting services, which consists principally of designing security system solutions in support of their technologies to system integrators, for medium to large government and commercial facilities worldwide.

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

      Software Development Costs

      Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 5 years. Approximately $93,000 and $248,000 of software development costs have been capitalized for the years ended June 30, 2004 and 2003, respectively.

      Earnings per Share

      In determining basic or diluted earnings per share (EPS), the effects of dividends related to the Company's convertible preferred stock is added to the net loss.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont)

      Earnings per Share (Cont)

      Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation as they are antidilutive.

                                                2004         2003
                                                ----         ----
            Stock options                      590,000      620,000
            Warrants                         1,096,875      896,875
            Convertible Preferred Stock      2,667,614      637,500

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

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Cont)

      Research and Development

      Research and development expenditures are expensed as incurred. Research and development costs for the years ended June 30, 2004 and 2003 amounted to $322,912 and $257,123, respectively.

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

      Intangible Assets

      The cost of licenses and trademarks are being amortized on the straight-line method over their useful lives, ranging from 5 to 15 years. Amortization expense charged to operations was $5,734 for the years ended June 30, 2004 and 2003, respectively.

      Advertising Costs

      Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended June 30, 2004 and 2003 were approximately $49,000 and $67,000, respectively.

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

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 2 - Summary of Significant Accounting Policies (Cont)

      Stock Based Compensation (cont)

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards

                                                                            Year Ended
                                                                              June 30,
                                                                         2004          2003
                                                                         ----          ----
      Net loss, as reported                                          $(2,285,803)    $(856,458)
      Add: Stock based compensation
           expense, as reported, net of related tax effects               20,300            --
      Deduct: Total stock-based compensation
        expense determined under the fair value based
        method for all awards, net of related tax effects               (206,501)       (3,742)
                                                                     -----------     ---------
      Pro forma net loss                                             $(2,472,004)    $(860,200)
                                                                     ===========     =========

      Basic and diluted loss per share, as reported                  $      (.49)    $   (0.21)
      Basic and diluted loss per share, pro forma                    $      (.53)    $   (0.21)

      The weighted average per share fair value of options granted during fiscal 2004 was $.93. No options were granted in fiscal 2003. The fair value of each option granted in 2004 was estimated using the Black-Scholes option-pricing model with a volatility of 156.88%, expected life of options of 8 years, risk free interest rate of approximately 3.79% and a dividend yield of 0%.

      Recent Pronouncements

      In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

Note 3 - Inventories

      Inventories at June 30, 2004 and 2003 consist of the following:

                                                 2004               2003
                                                 ----               ----
      Raw materials                          $  203,765         $  246,923
      Work-in-process                           240,093            229,632
      Finished goods                          1,191,447            894,564
                                             ----------         ----------
                                             $1,635,305         $1,371,119
                                             ==========         ==========

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Property, Equipment and Software Development Costs

      Property, equipment and software development costs consist of the following:

                                                                       2004         2003
                                                                       ----         ----
      Furniture and fixtures                                        $   37,074    $ 35,600
      Machinery and equipment                                          549,140     511,299
      Improvements                                                       9,296       9,296
      Software                                                          96,512      95,978
      Software development costs                                       432,228     339,332
                                                                    ----------    --------
                                                                     1,124,250     991,505
          Less: accumulated depreciation and amortization              574,523     416,369
                                                                    ----------    --------
                                                                    $  549,727    $575,136
                                                                    ==========    ========

      Equipment under capital leases included in
      property, equipment and purchased software are as follows:
       Machinery and equipment                                      $   25,694    $ 61,444
       Less: accumulated depreciation                                   22,696      33,644
                                                                    ----------    --------
                                                                    $    2,998    $ 27,800
                                                                    ==========    ========

      Depreciation expense was $ 158,154 and $ 122,786 for the years ended June 30, 2004 and 2003, respectively.

Note 5 - Bank Line Of Credit

      The Company's $500,000 revolving credit line was extended an additional year to November 2004. Substantially all of the Company's assets and the personal guarantee of an officer/shareholder collateralize the outstanding balances. The credit line requires the maintenance of a minimum tangible net worth, as defined. Interest is payable monthly at 1.0% plus the prime rate for a total of 5.00% at June 30, 2004. In August 2002, the Company obtained an additional $285,000 revolving credit line, secured by a Company certificate of deposit in the amount of $300,000 plus accrued interest. In September 2003, the additional line was repaid with the proceeds of the released certificate of deposit.

Note 6 - Short-Term Borrowing

      On April 1, 2004, the company entered into a strategic investment relationship with the Fairchild Corporation. The investment relationship began with a six-month revolving line of credit in the amount of $250,000 at 7% interest per annum. The parties continue to discuss their on-going relationship and further investment by Fairchild in the company. This loan was repaid in July 2004.

Note 7 - Long-Term Debt

      In November 2001, an existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years in monthly installments of $8,333 plus interest at the rate of 7.5% per annum

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long-Term Debt - continued

      The annual maturities of long-term debt as of June 30, 2004 are as follows:

                           2005               $ 99,996
                           2006                 99,996
                           2007                 41,675
                                              --------
                                              $241,667
                                              ========

Note 8 - Due to Officers and Shareholders

      These amounts represent interest bearing advances and are due on demand. The Company is restricted from repaying the principal amount of the loans except as permitted under the Purchase Agreement, in connection with the sale of shares of Series B Preferred Stock. The agreement provides that the repayment shall be later than December 31, 2005, for the six month period ended June 30, 2005 the reported revenues of the Company shall not be less than $11 million and the reported earnings per share of Common Stock shall be not less than $0.23 based upon 7,250,000 shares of Common Stock outstanding. In addition, both at December 31, 2005 and at the time of any such repayment, the Selling Stockholders are entitled to sell their shares under an effective registration statement

      In March 2004, in order to be in compliance with bank loan covenants by the year ended June 30, 2004, Company's Board of Directors voted to convert $250,000 principal amount of Officer/shareholder loans into 735,294 shares of Common Stock.

Note 9 - Income Taxes

      The provision for taxes for the year ended June 30, 2004 and 2003 includes the following components:

                                              2004        2003
                                              ----        ----
      Current
         Federal                            $     --    $     --
         State                                 2,500       6,000
         Foreign                                  --          --
                                            --------    --------
                                               2,500       6,000
      Deferred
         Federal                             (31,300)     (5,000)
         State                                (2,500)    (38,000)
         Foreign                                  --     (52,000)
                                            --------    --------
                                             (33,800)    (95,000)
                                            --------    --------

                                            $(31,300)   $(89,000)
                                            ========    ========

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 9 - Income Taxes - continued

      The components of the deferred tax accounts as of June 30, 2004 and 2003 are as follows:

                                                     2004             2003
                                                     ----             ----
      Deferred tax assets
            Net operating loss carryforward      $   751,939       $ 361,834
            Stock based compensation                 240,283         232,163
            Other                                     80,669          28,962
                                                 -----------       ---------
                                                   1,072,891         622,959
      Deferred tax liabilities
            Depreciation and amortization             47,123          46,142
                                                 -----------       ---------
      Subtotal                                     1,025,768         576,817
      Valuation allowance                           (631,968)       (216,817)
                                                 -----------       ---------

      Net deferred tax assets                    $   393,800       $ 360,000
                                                 ===========       =========

      The net change in the valuation allowance was an increase of $415,151 in fiscal 2004. The valuation allowance at June 30, 2002 was -0-.

      Note 9 - Income Taxes (cont)

      The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                                     2004            2003
                                                     ----            ----

      Expected federal tax at statutory rate      $(781,026)      $(311,204)
      State taxes, net of federal tax effect       (129,302)        (37,144)
      Foreign rate differential                      (8,527)         (7,729)
      Non deductible expenses                       475,682          50,712
      Change in valuation allowance                 415,151         216,817
      Other                                          (3,278)           (452)
                                                  ---------       ---------
                                                  $ (31,300)      $ (89,000)
                                                  =========       =========

      At June 30, 2004 the Company had net operating loss carryforwards for federal and state income tax purposes of $1,523,000 and $1,397,000 respectively, expiring through 2024. The Company has foreign net operating loss carryforwards of $271,000 with no expiration date.

Note 10- Shareholders' Equity

      Series A Convertible Preferred Stock

In January to March 2002, the Company realized gross proceeds of $2,000,000 from the private placement of 40 Units, each Unit consisting of 25,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 12,500 common stock purchase Warrants. The Series A Preferred provides for an annual dividend of $.20 per share, payable quarterly, (payable in cash or shares of common stock valued at $2.00 per share), when, as and if declared by the Board of Directors.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Shareholders' Equity - continued

      Series A Convertible Preferred Stock - continued

      Dividends will be paid on a cumulative basis. Each Series A Preferred share was initially convertible at the option of the holder into one common share, commencing 120 days after closing. The conversion ratio is subject to certain adjustments, as defined and has since been adjusted to .88 Series A Preferred shares for one common share. The Series A Preferred shares have a liquidation preference in the amount of $2.00 per share and the Company may redeem them commencing one year from date of issuance if the common shares have traded at or above $4.00 for a period of twenty consecutive trading days. The Warrants are exercisable for a period of three years from the date of issuance at an exercise price per share of $3.00 per share and the Company may redeem them for $.05 per Warrant, once the underlying shares are registered, if the common shares have traded at or above $5.00 for a period of twenty consecutive trading days. The Company has valued the warrants issued at $792,482 using the Black-Scholes pricing model. In connection with the private placement, the Company issued unit warrants to a placement agent to purchase up 3.75 Units identical to the Units in the offering. The unit warrants are exercisable at a price of $50,000 per unit for up to three years.

      The Company has recorded a deemed dividend and an offsetting increase in additional paid-in capital totaling $1,008,861 to reflect the beneficial conversion price of the Series A Preferred as compared to the prevailing market price of the common stock. The deemed dividend was amortized over 120 days, commencing from the date of closing to the date the Series A Preferred first become convertible.

      As of June 30, 2004, 412,500 shares of Series A Preferred were converted into a like amount of common stock.

      On March 5, 2003, and again on April 26, 2004, the Company's board of Directors declared dividends on the Series A Convertible Preferred Stock. The dividend was paid by the issuance of 98,125 and 61,500, additional shares of the Company's common stock, respectively. Cumulative but undeclared dividends at June 30, 2004 totaled approximately $29,000

      Series B Convertible Preferred Stock

      On June 30, 2004, the Company completed a private placement of 2,000 shares of its 10% Series B Convertible Preferred Stock ("Series B Preferred") and warrants to purchase up to 2,000,000 shares of common stock for an aggregate purchase price of $2,000,000. The Preferred Stock provides for a dividend at the rate of 10% per annum, payable quarterly, (payable in cash or by adding the dollar amount of such dividends to the Stated Value), Dividends will be paid on a cumulative basis. The preferred shares have a liquidation preference in the amount of $1,000 per share and has preference to any payments to the Preferred A shareholders. Each preferred share is convertible at the option of the holder into 1,000 shares of common stock. The conversion price is subject to anti-dilution adjustments, including, among other things, in the event that the Company sells common stock during the next three years for a price of less than one dollar per share. The Company may require the conversion of all (but not less than all) of the then outstanding shares of Series B Preferred Stock, if at any time the volume weighted average trading price per share of common stock for each of 20 consecutive trading days prior to a conversion notice is greater than $2.50 (subject to adjustment), and the daily trading volume of the common stock is at least 100,000 shares. In addition all shares of common stock underlying the Series B Preferred Stock must be covered by an effective registration statement.

      The Warrants are exercisable for a period of four years from the date of issuance at an exercise price per share of $1.00 per share and have similar anti-dilution privileges as the Series B Preferred Stock.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Shareholders' Equity - continued

      Series B Convertible Preferred Stock - continued

      The Company may call the Warrants if the volume weighted average trading price per share of common stock for each of 20 consecutive trading days is greater than 200% of the exercise price, and the daily trading volume of the common stock is at least 100,000 shares. In addition all shares of common stock underlying Warrants must be covered by an effective registration. The Company has valued the warrants issued at $955,853 using the Black-Scholes pricing model.

      In connection with the private placement, the Company issued 200,000 warrants with identical terms to a placement agent.

      The Company has recorded a deemed dividend and an offsetting increase in additional paid-in capital totaling $1,044,147 to reflect the beneficial conversion price of the preferred stock as compared to the prevailing market price of the common stock.

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

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Shareholders' Equity (cont)

      Stock Option Plans (cont)

      Option activity for 2003 and 2004 is summarized as follows:

                                                                                           Weighted
                                                                                           Average
                                              Options                                      Exercise
                                                Plan         Nonplan         Total          Price
                                                ----         -------         -----          -----
      Options outstanding, July 1, 2002        585,000         45,000        630,000       $   2.18
      Granted                                       --             --             --             --
      Exercised                                     --             --             --             --
      Forfeited                                (10,000)            --        (10,000)          2.70
                                              --------                      --------       --------

      Options outstanding, June 30, 2003       575,000         45,000        620,000       $   1.45

      Granted                                  220,000             --        220,000       $    .87
      Exercised                               (180,000)            --       (180,000)           .20
      Forfeited                                (25,000)       (45,000)       (70,000)          2.00
                                              --------                      --------       --------

      Options outstanding, June 30, 2004       590,000             --        590,000       $   1.53
                                              ========       ========       ========       ========

      Shares of common stock available
        for future grant under the plans       410,000
                                              ========

      The following table summarizes information about stock options outstanding at June 30, 2004.

                                                               Options Exercisable
                                          Weighted Average                  Weighted
                                        Remaining                           Average
                             Number    Contractual  Exercise     Number     Exercise
      Ranges of price     Outstanding     Life        Price    Exercisable    Price
      ---------------     -----------     ----        -----    -----------    -----
      $.05 -.10              40,000       3.63        $0.08       40,000      $0.08
      $.25-.39               65,000       7.15        $0.31       65,000      $0.31
      $.50-.88              110,000       5.49        $0.66      110,000      $0.66
      $1.00-1.10            155,000       9.51        $1.01      155,000      $1.01
      $2.70-2.97            220,000       2.62        $2.95      220,000      $2.95
                            -------       ----        -----      -------      -----

      $.05-$2.97            590,000       5.53        $1.53      590,000      $1.53
                            =======       ====        =====      =======      =====

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Concentrations and Economic Dependency

      The Company had three customers that accounted for 11%, 11% and 10%, respectively of net revenues for year ended June 30, 2004 and three customers that accounted for 17%, 25% and 29% of net revenues for year ended June 30, 2003. Two customers accounted for 45% of the accounts receivables as of June 30, 2004. At June 30, 2004 approximately 15% of accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

      During the year and at year end, the Company had cash deposits in a bank in excess of FDIC limits. The Company periodically reviews the financial condition of the bank to minimize its exposure

Note 12 - Commitments and Contingencies

      Lease Agreements

      Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2004 are as follows:

                           2005               $121,000
                           2006                104,000
                           2007                 90,000
                           2008                 55,000
                                              --------
                                              $370,000
                                              ========

      Rent expense under all operating leases was $84,249 and $89,316 for the years ended June 30, 2004 and 2003.

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

Note 13 - Geographic Data

      The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

                                        U.S.       % of total     Middle East     % of total
                                        ----       ----------     -----------     ----------
      For the year ended
        June 30, 2004
           Revenue                  $ 2,009,856       97.50%      $    51,556        2.50%
           Operating loss              (949,840)      87.16%         (139,961)      12.84%
           Identifiable assets        5,212,101       94.71%          290,836        5.29%

      For the year ended
        June 30, 2003
           Revenue                  $ 4,317,953       99.34%      $    28,863        0.66%
           Operating loss              (456,251)      71.44%         (182,363)      28.56%
           Identifiable assets        3,760,378       94.46%          220,554        5.54%

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Related Party Transactions

      The Company earned revenues totaling $234,225 from a Company in which one of the Company's Directors is the president and CEO. This amount is included in accounts receivable at June 30, 2004.

      The Company made non-interest bearing advances that are due on demand to an officer and director of the Company. The balances outstanding at June 30, 2004 and 2003 were $37,655 and $35,566, respectively.