Form 10KSB/A
period 2003-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2004-10-08
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 3
                                       TO
                                   FORM 10-KSB

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


By: /s/ Arthur Barchenko
    --------------------
Name:   Arthur Barchenko
Title:  President, Principal Financial Officer
        and Principal Accounting Officer
Dated:  October 8, 2004

            In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

       Person                Capacity                           Date
       ------                --------                           ----
/s/ Arthur Barchenko         President, Principal Financial     October 8, 2004
-----------------------      Officer and Principal Accounting
Arthur Barchenko             Officer and Director

/s/ Mark Barchenko           Vice President and Director        October 8, 2004
-----------------------
Mark Barchenko

/s/ Natalie Barchenko        Treasurer and Director             October 8, 2004
-----------------------
Natalie Barchenko

/s/ James R. Janis           Director                           October 8, 2004
-----------------------
James R. Janis

/s/ Gene Rabois              Director                           October 8, 2004
-----------------------
Gene Rabois

/s/ Robert F. Reiter         Director                           October 8, 2004
-----------------------
Robert F. Reiter

/s/ Edward Snow              Director                           October 8, 2004
-----------------------
Edward Snow

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