Form 10KSB/A
period 2004-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2004-10-08
CIK 803044

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers.

      The following table sets forth certain information about our directors and executive officers as of October 8, 2004:

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

Arthur and Natalie Barchenko are married.

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

--------------------------------------------------------------------------------

        Person             Capacity                                Date
        ------             --------                                ----
--------------------------------------------------------------------------------
/s/ Arthur Barchenko       President and Director          October 8, 2004
--------------------
Arthur Barchenko

--------------------------------------------------------------------------------
/s/ Mark Barchenko         Vice President and Director     October 8, 2004
------------------
Mark Barchenko

--------------------------------------------------------------------------------
/s/  Natalie Barchenko     Treasurer and Director          October 8, 2004
----------------------
Natalie Barchenko

--------------------------------------------------------------------------------
/s/  James R. Janis        Director                        October 8, 2004
-------------------
James R. Janis

--------------------------------------------------------------------------------
/s/ Gene Rabois            Director                        October 8, 2004
---------------
Gene Rabois

--------------------------------------------------------------------------------
/s/  Robert F. Reiter      Director                        October 8, 2004
---------------------
Robert F. Reiter

--------------------------------------------------------------------------------
/s/ Edward Snow            Director                        October 8, 2004
---------------
Edward Snow

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