Form 10QSB
period 2004-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2004-11-12
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 11, 2004 there were 5,995,630 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                        September 30,        June 30,
                                                                                            2004               2004
                                                                                        -------------      -----------
ASSETS                                                                                   (Unaudited)
Current assets
      Cash and cash equivalents                                                          $    49,851       $ 1,552,575
      Marketable securities, available for sale                                              646,027                --
      Certificates of deposit                                                                101,723           101,723
      Accounts receivable, net of allowance of  $100,000 and $100,000                      1,353,362           729,070
      Loan receivable                                                                        141,800                --
      Inventories                                                                          1,621,840         1,635,305
      Other current assets                                                                   377,528           318,795
                                                                                         -----------       -----------
          Total current assets                                                             4,292,131         4,337,468

Property, equipment and software development costs - net                                     512,648           549,727
Intangible assets - net                                                                       46,500            40,733
Goodwill                                                                                      50,000            50,000
Deferred income taxes                                                                        441,800           441,800
Other assets                                                                                  77,709            84,709
                                                                                         -----------       -----------
                                                                                         $ 5,420,788       $ 5,504,437
                                                                                         ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                              $   685,760       $   397,127
      Bank line of credit                                                                         --           500,000
      Short-term loan                                                                             --           250,000
      Current maturities of long-term debt                                                   191,659            99,996
      Obligations under capital leases                                                         2,569             4,396
      Payroll taxes payable                                                                    3,427             3,012
      Income taxes payable                                                                        --             2,500
                                                                                         -----------       -----------
          Total current liabilities                                                          883,415         1,247,545

Noncurrent liabilities
      Obligations under capital leases                                                            --                --
      Long-term debt                                                                         525,008           141,671
      Due to officers and shareholders                                                       426,391           455,001
      Deferred income taxes                                                                   48,000            48,000
                                                                                         -----------       -----------
          Total liabilities                                                                1,882,814         1,901,703

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized,
          587,500 and 587,500 shares issued and outstanding, respectively                      3,625             5,875
     Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
         $1,000 per share liquidation preference; 2,000 shares authorized,
          2,000 and 2,000 shares issued and outstanding, respectively                              2                 2
      Common Stock, $.001 par value; 15,000,000 shares authorized;
          5,965,038 and 5,555,707 shares issued; 5,865,038 and 5,455,707
         shares outstanding, respectively                                                      5,965             5,556
      Additional paid-in capital                                                           8,752,605         8,577,764
      Accumulated deficit                                                                 (5,233,183)       (4,990,305)
      Accumulated other comprehensive income                                                  18,960            13,842
      Treasury stock, at cost, 100,000 shares                                                (10,000)          (10,000)
                                                                                         -----------       -----------

          Total shareholders' equity                                                       3,537,974         3,602,734
                                                                                         -----------       -----------

                                                                                         $ 5,420,788       $ 5,504,437
                                                                                         ===========       ===========

                 See Notes to Consolidated Financial Statements

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                      Three Months
                                                                          Ended
                                                                      September 30,
                                                                  2004               2003
                                                                  ----               ----
                                                               (Unaudited)       (Unaudited)
Revenues                                                       $   955,465       $   633,601
Cost of revenues                                                   593,710           241,189
                                                               -----------       -----------

          Gross profit                                             361,755           392,412
                                                               -----------       -----------

 Research and development                                           72,948            64,324
 Selling, general  and administrative expenses                     348,878           466,721
 Stock based compensation                                          120,000                --
                                                               -----------       -----------

          Loss from operations                                    (180,071)         (138,633)

Other (income) expense
     Interest expense                                               26,587            19,138
     Interest income                                                (2,080)           (1,367)
     Minority interest in subsidiary loss                          (11,700)          (24,084)
                                                               -----------       -----------

Total other (income) expense                                        12,807            (6,313)
                                                               -----------       -----------

Loss before tax benefit                                           (192,878)         (132,320)

Income tax benefit                                                      --           (31,300)
                                                               -----------       -----------

Net loss before dividends                                         (192,878)         (101,020)

Dividends related to convertible preferred stock                    50,000                --
                                                               -----------       -----------

Net loss attributable to common shareholders                   $  (242,878)      $  (101,020)
                                                               ===========       ===========

Net loss per share:
     Basic                                                     $     (0.04)      $     (0.02)
                                                               ===========       ===========
     Diluted                                                   $     (0.04)      $     (0.02)
                                                               ===========       ===========

Weighted average number of common shares and equivalents:
     Basic                                                       5,681,993         4,415,677
                                                               ===========       ===========
     Diluted                                                     5,681,993         4,415,677
                                                               ===========       ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                              Three Months
                                                                                  Ended
                                                                              September 30,
                                                                           2004             2003
                                                                           ----             ----
                                                                       (Unaudited)       (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                                 $  (192,878)      $  (101,020)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                    41,599            36,063
          Stock based compensation                                        120,000                --
          Minority interest in subsidiary loss                            (11,700)          (24,084)
          Deferred income taxes                                                --           (31,300)
          Foreign currency translation adjustments                             --            (2,264)
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                       (624,292)           54,954
               Inventory                                                   13,465          (143,337)
               Other current assets                                       (47,033)            2,807
               Other assets                                                 7,000                --
               Accounts payable and accrued expenses                      288,633           (14,663)
               Income taxes payable                                        (2,500)               --
               Payroll taxes payable                                          415            (1,162)
                                                                      -----------       -----------

        Net cash provided (used) by operating activities                 (407,291)         (224,006)

Cash flows from investing activities:
     Investment in marketable securities                                 (640,909)               --
     Acquisition of property, equipment and software development          (10,287)          (43,128)
                                                                      -----------       -----------

          Net cash used in investing activities                          (651,196)          (43,128)

Cash flows from financing activities:
     Short-term loan                                                     (141,800)
     Proceeds from exercise of stock options                                3,000                --
     Proceeds (payments) on bank loan and line of credit                       --           (60,000)
     Repayment of short-term borrowing                                   (250,000)               --
     Certificate of deposit (purchased) redeemed                               --           300,000
     Payments on long-term debt                                           (25,000)          (25,000)
     Payments on lease obligations                                         (1,827)             (748)
     Loan officers and shareholders - net                                 (28,610)           12,285
                                                                      -----------       -----------

          Net cash provided (used) by  financing activities              (444,237)          226,537
                                                                      -----------       -----------

          Net decrease in cash and cash equivalents                    (1,502,724)          (40,597)

Cash and cash equivalents at beginning of period                        1,552,575            75,081
                                                                      -----------       -----------

          Cash and cash equivalents at end of period                  $    49,851       $    34,484
                                                                      ===========       ===========

Non-cash transaction:
     Issuance of common stock to pay preferred stock dividends

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                    $    26,587       $    19,138
                                                                      ===========       ===========
          Taxes                                                       $     4,312       $        --
                                                                      ===========       ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2004, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

      In determining basic or diluted earnings per share (EPS), the effects of dividends related to the Company's Series A convertible preferred stock is added to the net loss.

      Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation, as they are anti-dilutive.

                                                2004           2003
                                                ----           ----
            Stock options                      550,000        950,000
            Warrants                         3,096,875        546,875
            Convertible Preferred Stock      2,441,932        612,000

Note 3 - Inventories

      Inventories consist of the following:

                                    September          June
                                      2004             2004
                                      ----             ----
            Raw materials          $  255,530      $  203,765
            Work-in-process           255,725         240,093
            Finished goods          1,110,586       1,191,447
                                   ----------      ----------
                                   $1,621,840      $1,635,305
                                   ==========      ==========

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 4 - Short-Term Borrowing

On April 1, 2004, the company entered into a strategic investment relationship with the Fairchild Corporation. The investment relationship began with a six-month revolving line of credit in the amount of $250,000 at 7% interest per annum. This loan was repaid in July 2004.

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

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                               Three Months Ended
                                                                                 September 30,
                                                                             2004              2003
                                                                             ----              ----
            Net loss, as reported                                        $  (242,878)      $  (101,020)
            Add: Employee stock based compensation
                   expense, as reported, net of related tax effects               --                --
            Deduct: Employee stock-based compensation
              expense determined under the fair value based
              method for all awards, net of related tax effects                   --              (936)
                                                                         -----------       -----------
            Pro forma net loss                                           $  (242,878)      $  (101,956)
                                                                         ===========       ===========

            Basic and diluted loss per share, as reported                $      (.04)      $     (0.02)
            Basic and diluted loss per share, pro forma                  $      (.04)      $     (0.02)

      No options were granted in the three months ended September 30, 2004, and 2003.

Note 6 - Subsequent Event

      In November 2004, the Company's existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years in monthly installments of $8,333 plus interest at the rate of 8% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We design, develop, manufacture and market technology-based integrated security systems. We support the systems integrator when they are providing risk assessment and vulnerability studies to ascertain a client's security requirements to develop a comprehensive risk management and mitigation program as well as product design and engineering services.

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

First Quarter Accomplishments

      During the first quarter of fiscal 2005 we took steps which we believe will have a significant immediate and future impact on the Company's operations. The focus of our activities during this quarter was to add key personnel and augment our product line to satisfy our clients' demands in an evolving security industry marketplace.

      During the quarter we filled strategic personnel requirements by bringing aboard a new director (to fill the vacancy created upon the departure of Mark Barchenko) who offers the Company, among other things, many years of experience interacting with and marketing to large government agencies, a Vice President of Finance to manage strategic financial planning and budgeting, interact with the investment community and assist the Company in satisfying its SEC reporting requirements and a Vice President and general manager of our Latin America subsidiary to support our ongoing sales and marketing efforts in a region in which the Company has experienced significant growth over the last several quarters. We also retained a third party to enhance our ability to introduce our products within the Homeland Security arena.

      The security industry continues a rapid and significant evolution. The industry is evolving from a technological perspective because new technologies are being developed specifically to meet rapidly changing security challenges and existing technologies are being adapted for new uses. The industry is also evolving as the public and private sectors continue to analyze and distinguish new security risks and industry participants seek to develop technologies and products to fill these newly discerned requirements. As part of our ongoing effort to provide our clients with the highest quality and most advanced systems, we continue to identify, analyze and acquire new and emerging technologies that allow us to offer a comprehensive range of security solutions.

      Toward that end, during the first quarter of fiscal 2005, we (i) entered into an agreement to acquire the right to serve as the original equipment manufacturer of a newly developed family of radar systems for land and waterside surveillance which employ high resolution Doppler radar that monitor, detect, measure distance and azimuth and alarm when an intruder is approaching a secured perimeter or asset and (ii) entered into a letter of intent to acquire the assets of a corporation which has developed an innovative technology that integrates complete systems to remotely monitor, analyze, and communicate information about water and air quality. We currently are completing a due diligence investigation of the technology and the company that developed it which we expect to complete in the last calendar quarter of 2004. We can provide no assurance that we will consummate the acquisition of this technology.

      Many of the projects for which we are engaged to provide products and services extend over several fiscal periods. We continue to progress in these ongoing projects. Projects which we completed during the last quarter or on which we continue to work include:

      o Tinker Air Force Base, a contract valued at $4.3 million was increased to approximately $5.2 million. We have completed three months of billing and expect to conclude the project during the fourth quarter of fiscal 2005.

      o We completed upgrading and modernizing security at one of Duke Engineering Nuclear Power Plants, a project that yielded revenues of approximately $900,000 and expect to be awarded the right to undertake work on a second plant during the second quarter of fiscal of 2005. We anticipate that this project will generate approximately $600,000 in revenue for the Company.

      The IBDSS program should address and additional three to five bases in fiscal 2005. These based will require major security upgrades and we plan to aggressively complete for our share of this work.

Results of Operations

Three Months Ended September 30, 2004 (2004 period) Compared to Three Months Ended September 30, 2003 (2003 period).

REVENUES. We had net revenues of $955,465 for the 2004 period, as compared to revenues of $633,601 for the 2003 period, an increase of about 51%. Of the revenues reported in the 2004 period, approximately 98% was domestic and 2% was related to international projects. The increase in sales in the 2004 period is primarily attributable to the IBDSS contract award on Tinker AFB and nuclear facility security upgrades.

GROSS MARGINS. Gross margins for the 2004 period were 37.86% of revenue as compared to 61.93% of revenue for the 2003 period. The decrease in the 2004 period is primarily due to an increase in the fulfillment of orders for lower gross margin products compared to the 2003 period which was for higher gross margin engineering and design services. During the first quarter of 2005, gross margins decreased as compared to the same period during fiscal 2004 because the Company utilized sub-contractors in connection with projects it was performing and performed a greater percentage of higher revenue generating activities such as design and engineering services.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses increased 13.41% in the 2004 period to $72,948 from $64,324 in the 2003 period. R&D in the 2004 period was for upgrades to existing products and systems, and for new product development work on the UAV technologies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses decreased about 25% in the 2004 period to $348,878 from $466,721 in the 2003 period. The decrease in 2004 is primarily the result of management's aggressive action to reduce fixed overhead and payroll costs commencing January 1, 2004.

STOCK BASED COMPENSATION. In the 2004 period, we issued immediately vested stock to various consultants valued at $120,000. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the 2004 period was $26,587 as compared to $19,138 for the 2003 period. The increase was attributable to the higher average amount of outstanding debt balances.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $11,700 for the 2004 period and $24,084 for the 2003 period. The decrease in our subsidiaries losses are primarily attributable to management's reduction in fixed overhead and payroll costs implemented in January 2004.

INCOME TAX BENEFIT. In the 2003 period, we recognized $31,300 of tax benefits from the net operating loss, which will be used to offset taxable income. We did not recognize any of the benefit from the current net operating loss.

NET LOSS. Net loss before deemed dividends for the 2004 and 2003 periods was $(192,878) and $(101,020), respectively.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK.

The Series B Convertible Preferred Stock provides for a dividend at the rate of 10% per annum, payable quarterly, (payable in cash or by adding the dollar amount of such dividends to the stated value). The Company added the $50,000 quarterly dividend to the stated value of the preferred stock.

Liquidity and Capital Resources

      At September 30, 2004, we had working capital of $3.4 million compared to $3.09 million at June 30, 2004. The increase is primarily a result of converting our $500,000 line of credit into a five year term loan. Net cash used by operating activities for the 2004 period was $407,291 as compared to net cash used by operating activities of $224,006 for the 2003 period.

      Inventory has decreased by $13,465 for the three months ended September 30, 2004, but has remained relatively high in anticipation of shipments for committed projects.

      Accounts receivable relative to sales volume has increased due to a significant portion of the quarter's sales being shipped in the latter part of the quarter.

      Accounts payable and accrued expenses have increased $288,633 for the three months ended September 30, 2004 as purchases from vendors have increased in an attempt to match the increase in backlog in preparation of shipments during this fiscal year.

      Investing activities for the 2004 period included the investment of a portion of the proceeds of the June private placement in marketable securities and the purchases of $10,287 for equipment and software required to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward.

      Financing activities in the 2004 period included the repayment of a short-term loan in the amount $250,000 from the proceeds of the June private placement. In addition, we made a short-term loan to a key vendor in the amount of $140,000. This loan is secured by liens and personal guarantee, non-interest bearing and due on demand.

      In November 2004, our revolving line of credit of $500,000, was converted into a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 8% per annum. The loan is secured by substantially all of our assets, a $250,000 certificate of deposit, and the personal guaranty of Arthur Barchenko.

      In addition, we have a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. All payments have been made on time leaving a balance due as of September 30, 2004 in the amount of $216,667. The term loan is due to be paid in full by November 2006.

      To achieve all the elements of our growth strategy and the desired outcome of a sustainable and continuous growth rate through these relationships, we must devote additional capital resources to our sales and marketing efforts, as well as continuing new product development. We expect to use a portion of the proceeds derived from the $2,000,000 private placement we completed at the end of June 2004 toward this end.

Discussion of Quarterly Results and Outlook

      Spending in the security industry has increased significantly over the last several months as Congress has begun to allocate and release money to fund Homeland Security initiatives. We expect this trend to continue for the foreseeable future. As a result, the level of new proposals continues to increase and our committed backlog, including the Integrated Base Defense Security System (IBDSS) award from the U.S. Air Force, is the largest committed backlog in Company history. We expect to receive these releases and task orders sometime within the next 12 to 18 months, although there can be no assurance that we will complete any or all of the orders comprising our committed backlog within the anticipated time frame. Our results have taught us that all of these anticipated releases and new contracts are subject to cancellation or delay at any time, thus we cannot be certain as to the total realized value and revenue of our committed backlog, and, are hesitant to even reference the total dollar amount of our present submitted proposals.

      We have shipped orders to clients as required by our agreements resulting in more timely receipt of payment for such orders over the last year, other than the last quarter, and improving our ongoing cash flow. We currently have sufficient orders and business to ensure our financial stability for the foreseeable future. We expect that cash on hand together with cash generated from operations, cash generated from the sale of equity in June 2004 and the investors exercising of existing warrants related to the Series A and Series B Preferred Stock offerings will be sufficient to provide for our working capital needs.

      In September 2004, the Company announced it received an addition to the 5-year indefinite delivery/indefinite quantity (IDIQ) contract with the United States Department of the Air Force to secure highly strategic global military facilities. The scope of the IBDSS contract has been expanded to include the Tactical Automated Sensor Systems (TASS) Program for forward base rapid deployment applications. The projected value may exceed $160,000,000 over the life of the contract, giving the IBDSS program a total value of up to $658,000,000.

      We believe that our financial condition continues to remain dependent upon our ability to:

      o     continue to collect invoices in a consistent timely fashion;

      o     continually generate new business; and

      o obtain sources of financing to take advantage of business and acquisition opportunities as they arise.

      Our sales remain materially dependent upon the continued ability of our President and CEO, Arthur Barchenko, to generate orders and sales to meet our revenue objectives. In the past, Mr. Barchenko has been responsible for the majority of our sales. Over the last quarter, we have sought to mitigate the concentration of sales efforts by (i) retaining new personnel and engaging independent contractors to market our products and generate sales opportunities and (ii) expanding sales efforts in geographic regions on which we have not focused our resources in years past, such as Latin America, where we are developing projects through our local representatives that we management believes will result in ongoing revenue-generating streams in several countries. Specifically, we:

      o Appointed Stephen Rossetti to serve as a director of the Company. Mr. Rossetti has many years of experience marketing and selling to, and performing services for, the U.S. Government and consulting to and lobbying for clients seeking to transact business with the federal government. Mr. Rossetti has served in the Office of the Secretary of Defense and the United States Department of Defenses as the Director of Defense Integrated Travel. He also served on the Professional Staff of the Armed Services Committee, US House of Representatives. As the director of the Readiness Subcommittee staff, he was responsible for the oversight of the Department of Defense infrastructure and combat readiness group, including special operations forces, National Guard and Reserve preparedness, chemical and biological weapons preparedness and response, and non-war related missions such as counter-drug and counter-terror.

      o Engaged Hamid Kaber to serve as the Vice President and general manager of our Latin America subsidiary. Mr. Kaber will support our ongoing sales and marketing efforts in a region in which the Company has experienced significant growth over the last several quarters and which management expects will become more important to the Company in the future as projects on which the Company is working come to fruition. He was engaged to expand and solidify the Company's presence in the region and provide marketing, sales, logistical and engineering support to its representatives and dealer network. He has over thirty years of experience in the security industry. During this time, he has held senior managerial, systems engineering and sales positions with several multinational and regional companies. His experience encompasses large scale, integrated security systems design, engineering and construction, sales and marketing, cost estimation, quality assurance, project management, security master planning and risk/ thereat assessment. He has completed security systems analysis, design and integration projects for numerous multinational corporations as well as the federal government and many state governments. He is a member of several industry associations and has written articles relating to security for trade publications.

      o Engaged InteSec Group, LLC specifically to address Homeland Security opportunities at the federal and state levels. InteSec is a fully integrated single source for experienced management services focused in the Government Security, Homeland Security and Defense Industry. It provides consulting and planning services in the area of management, marketing and sales development. InteSec's capabilities enable it to provide clients with focus and direction in building strategy and success in the government security and defense arenas. InteSec has completed and continues to manage marketing and sales efforts for some of the largest suppliers in the industry.

      We also sought to address other operational and administrative requirements by retaining Ellie Addi as our Vice President of Finance to manage strategic financial planning and budgeting, interact with the investment community and assist the Company in the preparation of its SEC reporting requirements. Mr. Addi has over twelve years experience managing budgets, preparing profit and loss forecasts, preparing SEC reports, conducting pricing/strategic analysis and supervising staff. He has worked directly with CEO's, CFO's and product/sales managers addressing financial and operations management, strategic analysis and planning, budget and cost control process improvement, system conversions, GAAP, risk analysis, trend and performance analysis, due diligence and business development.

      We are committed to offering our clients comprehensive, integrated security systems that employ the latest technologies and address the most critical security requirements. The security industry continues to evolve rapidly as new technologies are developed specifically to meet security challenges and existing technologies are being adapted for new uses. In addition, the public and private sectors continue to analyze and distinguish new security risks and industry participants seek to develop technologies and products to fill these newly discerned requirements. We remain committed to pursuing acquisitions that may add to our revenues and enhance both our product line and, ultimately, our ability to compete in our industry.

      During the first quarter of fiscal 2005, we entered into a letter of intent to acquire Clarion Sensing Systems, Inc. of Indianapolis, Indiana, a provider of proprietary nuclear, biological, chemical and radiological (NBCR) remote monitoring sensor systems designed for air and water contamination detection sensing applications. If we are able to consummate the acquisition, of which there is no assurance, we will have the ability to market NBCR systems for both Homeland Security markets as well as military markets in the U.S. and abroad. The letter of intent contemplates that the Company will acquire the assets of Clarion for approximately $1,500,000 which shall be payable in common stock and by assuming Clarion's liabilities. Management of the Company believes that Clarion's Systems already are in high demand and sales of these products could represent a significant sopurce of revenue in the years ahead. We currently are completing a due diligence investigation of Clarion which we expect to complete in the second quarter of fiscal 2005.

      Clarion is an innovative technology leader that integrates complete systems to remotely monitor, analyze, and communicate information about water and air quality. Clarion's Sentinal(TM) systems detect the evidence of NBCR contamination and operational problems and immediately notify security forces of the detection and action to be taken. Clarion's drinking water monitoring system, the Sentinal(TM) 500, is successfully participating in the Environmental Protection Agency's Environmental Technology Verification (ETV) Program run by Battelle. Clarion currently supplies remote sensing solutions to the

U.S. Army, U.S. Navy, municipalities and industry. Clarion has teaming agreements with Radian, ITS Corporation and other industry leaders.

      In October 2004, the Company announced it had signed an OEM agreement with Elta Systems Ltd., a wholly owned subsidiary of Israel Aircraft Industries Ltd. ("IAI"). Elta Systems is the radar house of Israel and developed a family of radar systems for land and waterside surveillance. Under the agreement, the Company will receive OEM rights to market Elta's Human Detection System (HDS), employing high resolution Doppler radar that monitors, detects, measures distance and azimuth and alarms when an intruder approaches a secured perimeter or asset. The unit is compact, lightweight and cost-effective and operates around the clock even in poor weather and under low visibility. It generates an audio-visual alarm in the central control system whenever an intrusion approaching the guarded area is identified. The system can activate a day/night low level CCTV camera that will automatically be directed toward the detected moving target for identification and assessment purposes.

      We will remain attentive to other opportunities as they arise. We may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we likely will have to obtain third party financing. If and when necessary, we will pursue additional capital through selected investment banking firms and other means. It is likely that we will require additional financing or other sources of capital to complete other acquisitions, as well as take advantage of any major recurring revenue business opportunities that may arise. We also may seek other sources of funding, though we can not be certain that any such funding will become available on acceptable terms.

FORWARD-LOOKING STATEMENTS

      Our company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our company's current and future capital needs, uncertainty of capital funding, our clients' ability to cancel contracts with little or no penalty, government initiatives to implement Homeland Security measures, the likelihood of completing transactions for which we have entered into letters of intent, the state of the worldwide economy, competition, our customer's ability to pay our invoices within our standard credit terms, and other risks detailed in our company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. We undertake no obligation to publicly update or revise any forward-looking statements.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

      (a) During the three months ended September 30, 2004, the Company issued the following securities without registration under the Securities Act of 1933, as amended:

      Issuances Pursuant to Rule 4(2)

      On September 15, 2004, the Company issued an aggregate of 82,192 shares of common stock to InteSec Group LLC pursuant to the provisions of a marketing and public relations consulting agreement between the Company and said consultant.

      Exercises of Options

      The transactions described below represent shares of common stock that were issued upon the exercise of statutory stock options in reliance on the exemption from registration afforded by Section 4(2).

      On August 16, 2004, Thomas Isdanovich and Eldon Moberg, officers of the Company, exercised options for an aggregate of 40,000 shares of common stock. Mr. Isdanovich exercised 20,000 options at a price of $0.10 per share and Mr. Moberg exercised 20,000 options at a price of $0.30 per share.

      Preferred Stock Conversion

      The transactions described below represent shares of common stock issued upon conversion of shares of Series A Preferred Stock by the holders thereof, all of whom acquired their shares in the March 2002 506 offering, in accordance with the terms of said class of stock and in reliance on Section 3(b) of the Securities Act of 1933.

      On August 16, 2004, five persons converted an aggregate of 150,000 shares of Series A Preferred Stock into an aggregate of 171,426 shares of common stock.

      On July 6, 2004, the Company issued an aggregate of 85,712 shares to Charles Gargano; Carol Berardino, Robert Baumeister, and Linda Ravella, as Tenants in Common; and JCM Capital Corp.

      (b) None.

      (c) None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      On November 9, 2004, James Janis resigned as a Director of the Company. Mr. Janis spends considerable time out of the country in connection with work related matters and his schedule does not permit him to devote the time he believes is necessary to discharge his duties as a director of the Company. The Board of Directors believed that Mr. Janis can continue to make a significant contribution to the Company by reason of his professional background and character and requested that he remain affiliated with the Company by becoming a member of the Company's Advisory Board, a position he accepted.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      Exhibit No.                       Title
      -----------                       -----

      31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      99.1        Press Release dated November 9, 2004.

      99.2        Press Release dated November 1, 2004.

      99.3        Press Release dated October 21, 2004.

      99.4        Press Release dated October 13, 2004.

      99.5        Press Release dated October 4, 2004.

      99.6        Press release dated September 20, 2004.

      99.7        Press release dated September 17, 2004.

      99.8        Press release dated September 14, 2004.

      99.9        Press release dated August 12, 2004.

      99.10       Press release dated August 5, 2004.

      99.11       Press release dated August 3, 2004.

      99.12       Press release dated July 23, 2004.

      99.13       Press release dated July 14, 2004.

      (b) Reports on Form 8-K.

                  Current Report on Form 8-K filed with the SEC on November 1, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ELECTRONIC CONTROL SECURITY INC.


Date: November 11, 2004          By: /s/  Arthur Barchenko
                                     -------------------------------------------
                                     Arthur Barchenko
                                     President, Chief Executive Officer and
                                     Chief Financial Officer
                                     (duly authorized officer; principal
                                     executive officer, and principal financial
                                     and accounting officer )