Form 10QSB/A
period 2004-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2004-11-15
CIK 803044

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                        September 30,        June 30,
                                                                                            2004               2004
                                                                                        -------------      -----------
ASSETS                                                                                   (Unaudited)
Current assets
      Cash and cash equivalents                                                          $    49,851       $ 1,552,575
      Marketable securities, available for sale                                              646,027                --
      Certificates of deposit                                                                101,723           101,723
      Accounts receivable, net of allowance of  $100,000                                   1,353,362           729,070
      Loan receivable                                                                        141,800                --
      Inventories                                                                          1,621,840         1,635,305
      Other current assets                                                                   377,528           318,795
                                                                                         -----------       -----------
          Total current assets                                                             4,292,131         4,337,468

Property, equipment and software development costs - net                                     519,848           549,727
Intangible assets - net                                                                       39,300            40,733
Goodwill                                                                                      50,000            50,000
Deferred income taxes                                                                        441,800           441,800
Other assets                                                                                  77,709            84,709
                                                                                         -----------       -----------
                                                                                         $ 5,420,788       $ 5,504,437
                                                                                         ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                              $   685,760       $   397,127
      Bank line of credit                                                                         --           500,000
      Short-term loan                                                                             --           250,000
      Current maturities of long-term debt                                                   191,659            99,996
      Obligations under capital leases                                                         2,569             4,396
      Payroll taxes payable                                                                    3,427             3,012
      Income taxes payable                                                                        --             2,500
                                                                                         -----------       -----------
          Total current liabilities                                                          883,415         1,247,545

Noncurrent liabilities
      Obligations under capital leases                                                            --                --
      Long-term debt                                                                         525,008           141,671
      Due to officers and shareholders                                                       426,391           455,001
      Deferred income taxes                                                                   48,000            48,000
                                                                                         -----------       -----------
          Total liabilities                                                                1,882,814         1,901,703

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized,
          362,500 and 587,500 shares issued and outstanding, respectively                      3,625             5,875
     Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
         $1,000 per share liquidation preference; 2,000 shares authorized,
          2,000 and 2,000 shares issued and outstanding, respectively                              2                 2
      Common Stock, $.001 par value; 15,000,000 shares authorized;
          5,965,038 and 5,555,707 shares issued; 5,865,038 and 5,455,707
         shares outstanding, respectively                                                      5,965             5,556
      Additional paid-in capital                                                           8,752,605         8,577,764
      Accumulated deficit                                                                 (5,233,183)       (4,990,305)
      Accumulated other comprehensive income                                                  18,960            13,842
      Treasury stock, at cost, 100,000 shares                                                (10,000)          (10,000)
                                                                                         -----------       -----------

          Total shareholders' equity                                                       3,537,974         3,602,734
                                                                                         -----------       -----------

                                                                                         $ 5,420,788       $ 5,504,437
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

                                                2004           2003
                                                ----           ----
            Stock options                      550,000        950,000
            Warrants                         3,096,875        546,875
            Convertible Preferred Stock      2,441,932        612,000

Note 3 - Inventories

      Inventories consist of the following:

                                    September          June
                                      2004             2004
                                      ----             ----
            Raw materials          $  255,530      $  203,765
            Work-in-process           255,725         240,093
            Finished goods          1,110,585       1,191,447
                                   ----------      ----------
                                   $1,621,840      $1,635,305
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

GROSS MARGINS. Gross margins for the 2004 period were 37.86% of revenue as compared to 61.93% of revenue for the 2003 period. The decrease in the 2004 period is primarily due to an increase in the 2004 period is primarily due to the use of sub-contractors in connection with projects it was performing and also in the 2003 period the Company performed a greater percentage of higher gross profit generating activities such as design and engineering services.

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

      Financing activities in the 2004 period included the repayment of a short-term loan in the amount $250,000 from the proceeds of the June private placement. In addition, we made a short-term loan to a key vendor in the amount of $141,800. This loan is secured by liens and personal guarantee, non-interest bearing and due on demand.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      Exhibit No.                       Title
      -----------                       -----

      31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      99.1        Press Release dated November 9, 2004.*

      99.2        Press Release dated November 1, 2004.*

      99.3        Press Release dated October 21, 2004.*

      99.4        Press Release dated October 13, 2004.*

      99.5        Press Release dated October 4, 2004.*

      99.6        Press release dated September 20, 2004.*

      99.7        Press release dated September 17, 2004.*

      99.8        Press release dated September 14, 2004.*

      99.9        Press release dated August 12, 2004.*

      99.10       Press release dated August 5, 2004.*

      99.11       Press release dated August 3, 2004.*

      99.12       Press release dated July 23, 2004.*

      99.13       Press release dated July 14, 2004.*

*     Previously filed with original of this Form 10-QSB.

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