Form 10QSB
period 2004-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2005-02-09
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On February 3, 2005 there were 6,545,192 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                    December 31,        June 30,
                                                                                        2004              2004
                                                                                        ----              ----
ASSETS                                                                              (Unaudited)
Current assets
      Cash and cash equivalents                                                     $   162,898       $ 1,552,575
      Marketable securities, available for sale                                         751,099                --
      Certificate of deposit                                                            102,183           101,723
      Accounts receivable, net of allowance of $100,000                               1,062,530           729,070
      Loan receivable                                                                   295,485                --
      Inventories                                                                     1,574,311         1,635,305
      Other current assets                                                              438,971           318,795
                                                                                    -----------       -----------
          Total current assets                                                        4,387,477         4,337,468

Property, equipment and software development costs - net                                502,900           549,727
Intangible assets - net                                                                  37,867            40,733
Certificate of deposit, pledged                                                         250,000                --
Goodwill                                                                                 50,000            50,000
Deferred income taxes                                                                   441,800           441,800
Other assets                                                                             78,825            84,709
                                                                                    -----------       -----------
                                                                                    $ 5,748,869       $ 5,504,437
                                                                                    ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                         $   642,685       $   465,078
      Bank line of credit                                                                    --           500,000
      Short-term loan                                                                        --           250,000
      Current maturities of long-term debt                                              199,992            99,996
      Obligations under capital leases                                                    1,302             4,396
      Payroll taxes payable                                                              10,828             3,012
      Income taxes payable                                                                   --             2,500
                                                                                    -----------       -----------
          Total current liabilities                                                     854,807         1,324,982

Noncurrent liabilities
      Long-term debt                                                                    483,341           141,671
      Due to officers and shareholders                                                  354,795           387,050
      Deferred income taxes                                                              48,000            48,000
                                                                                    -----------       -----------
          Total liabilities                                                           1,740,943         1,901,703

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
         362,500 and 587,500 shares issued and outstanding, respectively                  3,625             5,875
     Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
         $1,000 per share liquidation preference; 2,000 shares authorized,
         2,000 and 2,000 shares issued and outstanding, respectively                          2                 2
      Common Stock, $.001 par value; 15,000,000 shares authorized;
         6,610,038 and 5,555,707 shares issued; 6,510,038 and 5,455,707
         shares outstanding, respectively                                                 6,610             5,556
      Additional paid-in capital                                                      9,443,910         8,577,764
      Accumulated deficit                                                            (5,454,403)       (4,990,305)
      Accumulated other comprehensive income                                             18,182            13,842
      Treasury stock, at cost, 100,000 shares                                           (10,000)          (10,000)
                                                                                    -----------       -----------
          Total shareholders' equity                                                  4,007,926         3,602,734
                                                                                    -----------       -----------
                                                                                    $ 5,748,869       $ 5,504,437
                                                                                    ===========       ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                          Six Months                         Three Months
                                                                             Ended                               Ended
                                                                         December 31,                        December 31,
                                                                   2004               2003               2004               2003
                                                                   ----               ----               ----               ----
                                                               (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Revenues                                                       $ 1,957,592        $ 1,015,987        $ 1,002,127        $   382,386
Cost of revenues                                                 1,218,469            396,729            624,759            155,540
                                                               -----------        -----------        -----------        -----------

          Gross profit                                             739,123            619,258            377,368            226,846
                                                               -----------        -----------        -----------        -----------

 Research and development                                          161,829            172,109             88,881            107,785
 Selling, general  and administrative expenses                     806,299            872,957            457,421            406,236
 Stock based compensation                                          120,000             85,500                 --             85,500
                                                               -----------        -----------        -----------        -----------

          Loss from operations                                    (349,005)          (511,308)          (168,934)          (372,675)

Other (income) expense
     Interest expense                                               56,885             36,959             30,298             17,821
     Interest income                                                (7,107)            (1,386)            (5,027)               (19)
     Minority interest in subsidiary loss                          (27,166)           (32,056)           (15,466)            (7,972)
     Gain on sale of marketable securities                          (7,519)                --             (7,519)                --
                                                               -----------        -----------        -----------        -----------

Total other (income) expense                                        15,093              3,517              2,286              9,830
                                                               -----------        -----------        -----------        -----------

Loss before tax benefit                                           (364,098)          (514,825)          (171,220)          (382,505)

Income tax benefit                                                      --            (31,300)                --                 --
                                                               -----------        -----------        -----------        -----------

Net loss before dividends                                         (364,098)          (483,525)          (171,220)          (382,505)

Dividends related to convertible preferred stock                   100,000                 --             50,000                 --
                                                               -----------        -----------        -----------        -----------

Net loss attributable to common shareholders                   $  (464,098)       $  (483,525)       $  (221,220)       $  (382,505)
                                                               ===========        ===========        ===========        ===========


Net loss per share:
     Basic                                                     $     (0.08)       $     (0.11)       $     (0.04)       $     (0.09)
                                                               ===========        ===========        ===========        ===========
     Diluted                                                   $     (0.08)       $     (0.11)       $     (0.04)       $     (0.09)
                                                               ===========        ===========        ===========        ===========

Weighted average number of
  common shares and equivalents:
     Basic                                                       5,952,320          4,421,843          6,222,646          4,428,009
                                                               ===========        ===========        ===========        ===========
     Diluted                                                     5,952,320          4,421,843          6,222,646          4,428,009
                                                               ===========        ===========        ===========        ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                                     Six Months
                                                                                        Ended
                                                                                    December 31,
                                                                               2004                2003
                                                                               ----                ----
                                                                            (Unaudited)        (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                                      $  (364,098)       $  (483,525)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                         84,167             80,574
          Increase in allowance for bad debts                                       --                 --
          Stock based compensation                                             120,000             85,500
          Minority interest in subsidiary loss                                 (27,166)           (32,056)
          Gain on sales marketable securities                                   (7,519)
          Deferred income taxes                                                     --            (31,300)
          Foreign currency translation adjustments                               6,564             (2,395)
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                            (333,460)            17,763
               Inventory                                                        60,994           (319,911)
               Other current assets                                            (93,010)             5,394
               Other assets                                                      5,884                 --
               Accounts payable and accrued expenses                           177,607            142,027
               Income taxes payable                                             (2,500)            (6,000)
               Payroll taxes payable                                             7,816             (7,573)
                                                                           -----------        -----------

        Net cash provided (used) by operating activities                      (364,721)          (551,502)

Cash flows from investing activities:
     Investment in marketable securities                                      (745,804)                --
     Acquisition of property, equipment and software development               (34,475)          (125,472)
                                                                           -----------        -----------

          Net cash used in investing activities                               (780,279)          (125,472)

Cash flows from financing activities:
     Short-term loan                                                          (295,485)
     Proceeds from exercise of stock options and warrants                      644,950                 --
     Proceeds (payments) on bank loan and line of credit                            --            (60,000)
     Repayment of short-term borrowing                                        (250,000)                --
     Certificate of deposit (purchased) redeemed                              (250,460)           300,000
     Payments on long-term debt                                                (58,333)           (50,000)
     Payments on lease obligations                                              (3,094)            (4,871)
     Loan officers and shareholders - net                                      (32,255)           428,888
                                                                           -----------        -----------

          Net cash provided (used) by  financing activities                   (244,677)           614,017
                                                                           -----------        -----------

          Net decrease in cash and cash equivalents                         (1,389,677)           (62,957)

Cash and cash equivalents at beginning of period                             1,552,575             75,081
                                                                           -----------        -----------

          Cash and cash equivalents at end of period                       $   162,898        $    12,124
                                                                           ===========        ===========

Non-cash transaction:
     Issuance of common stock to pay preferred stock dividends

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                         $    56,885        $    36,959
                                                                           ===========        ===========
          Taxes                                                            $        --        $     5,224
                                                                           ===========        ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2004, as filed with the Securities and Exchange Commission.

Certain prior year balances have been reclassified to conform to the current year presentation

Note 2 - Recent Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. The Statements amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for accounting periods beginning after June 15, 2005. Management does not believe the adoption of this Statement will have a material impact on its consolidated financial position or results of operations

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 3 - Earnings Per Share

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

                                                2004           2003
                                                ----           ----
            Stock options                      545,000        625,000
            Warrants                         2,456,875        896,875
            Convertible Preferred Stock      2,411,932        612,000

Note 4 - Stock Based Compensation Plans

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

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                         Six Months                         Three months
                                                                     Ended December 31,
                                                                   2004               2003              2004              2003
                                                                   ----               ----              ----              ----
      Net loss, as reported                                    $  (464,098)        ($483,525)        ($221,220)        ($382,505)
      Add: Stock based compensation
       expense, as reported, net of related tax effects                 --                --                --                --
      Deduct: Total stock-based compensation
        expense determined under the fair value based
        method for all awards, net of related tax effects              (--)           (9,681)              (--)           (8,745)
                                                               -----------       -----------       -----------       -----------

      Pro forma net loss                                         ($464,098)        ($493,206)        ($221,220)        ($391,250)
                                                               ===========       ===========       ===========       ===========

      Basic and diluted loss per share, as reported                 ($0.08)           ($0.11)           ($0.04)           ($0.09)
      Basic and diluted loss per share, pro forma                   ($0.08)           ($0.11)           ($0.04)           ($0.09)

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 4 - Stock Based Compensation Plans - continued

The weighted average per share fair value of options granted during the six months ended December 31, 2003 was $.31. No options were granted in the six months ended December 31, 2004.

Note 5 - Inventories

      Inventories consist of the following:

                                  December          June
                                    2004            2004
                                    ----            ----
            Raw materials        $  229,837      $  203,765
            Work-in-process         225,442         240,093
            Finished goods        1,119,032       1,191,447
                                 ----------      ----------
                                 $1,574,311      $1,635,305
                                 ==========      ==========

Note 6 - Loan Receivable

During the first quarter of fiscal 2005, the Company entered into a letter of intent to acquire Clarion Sensing Systems, Inc. (Clarion) of Indianapolis, Indiana, a provider of proprietary nuclear, biological, chemical and radiological (NBCR) remote monitoring sensor systems designed for air and water contamination detection sensing applications. The Company is currently completing it's due diligence investigation of Clarion. In connection with the agreement, the Company has made short-term advances totaling $295,485 as of December 31, 2004. These non-interest bearing advances are secured by liens and personal guarantee, and are due on demand

Note 7 - Short-Term Borrowing

On April 1, 2004, the company entered into a strategic investment relationship with the Fairchild Corporation. The investment relationship began with a six-month revolving line of credit in the amount of $250,000 at 7% interest per annum. This loan was repaid in July 2004

Note 8 - Long-Term Debt

In November 2004, the Company's existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years in monthly installments of $8,333 plus interest at the rate of 8% per annum. In connection with conversion the Company pledged a certificate of deposit in the amount of $250,000 as additional collateral.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We design, develop, manufacture and market technology-based integrated security systems. We support systems integrators in the course of providing risk assessment and vulnerability studies to ascertain a client's security requirements, in developing a comprehensive risk management and mitigation program, as well as offer product design and engineering services.

      We market our products domestically and internationally to:

      o     national and local government entities;

      o     large industrial facilities and major office complexes;

      o energy facilities, including nuclear plants, power utilities and pipelines; and

      o     commercial transportation centers, such as airports and seaports.

      We believe that we are one of the few true comprehensive security solutions providers in the industry. We are able to analyze a security risk and develop security programs specifically tailored to mitigate that risk, including designing, engineering and manufacturing individual components of a system as may be necessary to deliver a fully integrated security system customized to a client's requirements. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver an integrated platform that includes design, engineering services and fully integrated security solutions that support their requirements for the completion of a given project.

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

Industry Analysis

      The security industry continues a rapid and significant evolution. The industry is evolving from a technological perspective because new technologies are being developed specifically to meet rapidly changing security challenges and existing technologies are being adapted for new uses. The industry is also evolving as the public and private sectors continue to analyze and distinguish new security risks while phasing out labor-intensive security defense systems further leading industry participants to seek to develop technologies and products to fill these newly discerned requirements. As part of our ongoing effort to provide our clients with the highest quality and most advanced systems, we continue to identify, analyze and acquire new and emerging technologies that allow us to offer a comprehensive range of security solutions.

Quarterly Accomplishments

      We continued to perform under existing agreements to provide products and services at Tinker Air Force Base, Hanscom Air Force Base and at Duke Engineering nuclear power plants, projects discussed in previously filed reports.

      We submitted bids on eight new projects for work to be performed at our Clifton, NJ and Madison, AL facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by clients upon short notice with little or no penalty, as is typical in our industry. Moreover, contracts we enter into with government entities are often awarded prior to legislative approval of the funding to support those contracts and, consequently, the entire amount of orders and contracts received from these entities may never be funded.

      In December 2004, we entered into a manufacturing and marketing agreement with Maryland Advanced Development Lab at the University of Maryland ("MADL") with respect to its sniper detection system. Successful field testing of both ground and airborne gunfire detection systems have been completed.

      In early December 2004, we formed a committee to evaluate and update our internal financial controls to comply with the provisions of Section 404 of the Sarbannes Oxley Act . The committee is working toward implementing internal control over financial reporting requirements which become effective as of June 30, 2006.

      We obtained verbal authorization to proceed on the Tinker Air Force Base contract after completing our 95% design review on schedule.

Contractual Obligations

      The following table presents our contractual obligations and commercial commitments as of December 31, 2004:

                         --------------------------------------------------------------------------
                                                   Payments Due By Period
---------------------------------------------------------------------------------------------------
   Contractual                            Less than         1-3              3-5        After 5
 Cash Obligations          Total          One Year         Years            Years        Years
---------------------------------------------------------------------------------------------------
Capital Leases           $    4,396      $    4,396
---------------------------------------------------------------------------------------------------
Operating Leases         $  370,000      $  121,000      $  249,000
---------------------------------------------------------------------------------------------------
Long-Term Debt           $  683,334      $  199,992      $  399,984      $   83,358
===================================================================================================
Total Contractual        $1,057,730      $  325,388      $  649,984      $   83,358
Cash Obligations
---------------------------------------------------------------------------------------------------

Results of Operations

Six Months Ended December 31, 2004 (2004 period) Compared to Six Months ended December 31, 2003 (2003 Period) and Three Months Ended December 31, 2004 (2004 Quarter) Compared to Three Months Ended December 31, 2003 (2003 Quarter).

REVENUES. We had net revenues of $ 1,957,592 for the 2004 period, as compared to revenues of $1,015,987 for the 2003 period, an increase of about 92.67%. Revenues for the 2004 quarter were $1,002,127 as compared to $382,386 for the 2003 quarter. Of the revenues reported in the 2004 period, approximately 98% was domestic and 2% was related to international projects. The increase in sales in the 2004 period is primarily attributable to the IBDSS contract award on Tinker AFB and nuclear facility security upgrades.

GROSS MARGINS. Gross margins for the 2004 period were 37.76% of revenue as compared to 60.95% of revenue for the 2003 period and 37.66% for the 2004 quarter as compared to 59.32% for the 2003 quarter. The decrease in the 2004 period is primarily due to an increase in the Company's use of sub-contractors in connection with projects it was performing, and also in the 2003 period the Company performed a greater percentage of higher gross profit generating activities such as design and engineering services.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses was $161,829 in the 2004 period compared to $172,109 in the 2003 period and $88,881 for the 2004 quarter as compared to $107,785 for the 2003 quarter. R&D in the 2004 period was for upgrades to existing products and systems, and for new product development work on the UAV technologies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses decreased about 7.6% in the 2004 period to $806,299 from $872,957 in the 2003 period. However, SG&A increased in the 2004 quarter to $457,421 from $406,236 in the 2003 quarter. The increase in the quarter is primarily the result of hiring of new financial management, as well as marketing and sales support personnel.

STOCK BASED COMPENSATION. In the 2004 period, we issued immediately vested stock to various consultants valued at $120,000. In the 2003 period, we issued immediately vested stock to various consultants and to the directors valued at $85,500. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the 2004 period was $56,885 as compared to $36,959 for the 2003 period. The increase was attributable to the higher average amount of outstanding debt balances.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $27,166 for the 2004 period and $32,056 for the 2003 period.

INCOME TAX BENEFIT. In the 2003 period, we recognized $31,300 of tax benefits from the net operating loss, which will be used to offset taxable income. We did not recognize any of the benefit from the current net operating loss.

NET LOSS. Net loss before deemed dividends for the 2004 and 2003 periods was $(364,098) and $(483,525), respectively and $(171,220) and $(382,505) for the
2004 and 2003 quarter, respectively.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK.

The Series B Convertible Preferred Stock provides for a dividend at the rate of 10% per annum, payable quarterly, (payable in cash or by adding the dollar amount of such dividends to the stated value). The Company added the $100,000, representing two quarterly dividends to the stated value of the preferred stock.

Liquidity and Capital Resources

      At December 31, 2004, we had working capital of $3.5 million compared to $3.01 million at June 30, 2004. The increase is partially a result of converting our $500,000 line of credit into a five year term loan. Net cash used by operating activities for the 2004 period was $364,721 as compared to net cash used by operating activities of $551,502 for the 2003 period.

      Inventory has decreased by $60,994 for the six months ended December 31, 2004, but has remained relatively high in anticipation of shipments for committed projects.

      Accounts receivable relative to sales volume has declined on a year over year basis. Days sales outstanding (DSO) was 167 days at December 31, 2004 as compared with 123 days at December 31, 2003..

      Accounts payable and accrued expenses have increased $245,558 for the six months ended December 31, 2004 as purchases from vendors have increased in an attempt to match the increase in backlog in preparation of shipments during this fiscal year.

      Investing activities for the 2004 period included the investment of a portion of the proceeds of the June private placement in marketable securities and the purchases of $34,475 for equipment and software required to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward.

      Financing activities in the 2004 period included the repayment of a short-term loan in the amount $250,000 from the proceeds of the June private placement. In addition, we made an advance to a key vendor in the amount of $295,485. This loan is secured by liens and personal guarantee, non-interest bearing and due on demand.

      We realized net proceeds of $644,950 from the exercise of outstanding stock options and warrants in the 2004 period.

      In November 2004, our revolving line of credit of $500,000, was converted into a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 8% per annum. The loan is secured by substantially all of our assets, a $250,000 certificate of deposit, and the personal guaranty of Arthur Barchenko.

      In addition, we have a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. All payments have been made on time leaving a balance due as of December 31, 2004 in the amount of $191,667. The term loan is due to be paid in full by November 2006.

      To achieve all the elements of our growth strategy and the desired outcome of a sustainable and continuous growth rate through these relationships, we must devote additional capital resources to our sales and marketing efforts, as well as continuing new product development. We have used a portion of the proceeds derived from the $2,000,000 private placement we completed at the end of June 2004 toward this end and will continue to apply funds for such purposes in the future.

Discussion and Analysis of Quarterly Results and Outlook

      Spending in the security industry has increased significantly over the last several months as Congress has begun to allocate and release money to fund Homeland Security initiatives. We expect this trend to continue for the foreseeable future. As a result, the level of new proposals continues to increase and our committed backlog, including the Integrated Base Defense Security System (IBDSS) award from the U.S. Air Force, is the largest committed backlog in Company history. We currently have these releases and task orders for the IBDSS contract which we expect to ship in the next 6-8 months., There can be no assurance that we will complete any or all of the orders comprising our committed backlog within the anticipated time frame, and our results have taught us that all of these anticipated releases and new contracts are subject to cancellation or delay at any time, thus we cannot be certain as to the total realized value and revenue of our committed backlog, and, are hesitant to even reference the total dollar amount of our present submitted proposals.

      We have shipped orders to clients as required by our agreements resulting in more timely receipt of payment for such orders over the last year, improving our ongoing cash flow. We currently have sufficient orders and business to ensure our financial stability for the foreseeable future. We expect that cash on hand together with cash generated from operations, cash generated from the sale of equity in June 2004 and the investors exercising of existing warrants related to the Series A and Series B Preferred Stock offerings will be sufficient to provide for our working capital needs.

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

      Our sales remain materially dependent upon the continued ability of our President and CEO, Arthur Barchenko, to generate orders and sales to meet our revenue objectives. In the past, Mr. Barchenko has been responsible for the majority of our sales. During this fiscal year, we have sought to mitigate the concentration of sales efforts by (i) retaining new personnel and engaging independent contractors to market our products and generate sales opportunities,
(ii) expanding sales efforts in geographic regions on which we have not focused our resources in years past, such as Latin America, where we are developing projects through our local representatives that management believes will result in ongoing revenue-generating streams in several countries and (iii) introducing new product lines in an effort to satisfy our customers requirements.

      The Company reactivated its advisory board made up of non-affiliated professionals including members drawn from the government, academia and industrial sectors, to assist management ascertain market direction and future technology requirements and develop a strategic approach to ensure continued growth.

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

      As reported in our Form 10-QSB for the period ended September 30, 2004, we entered into a letter of intent to acquire Clarion Sensing Systems, Inc. of Indianapolis, Indiana, a provider of proprietary nuclear, biological, chemical and radiological (NBCR) remote monitoring sensor systems designed for air and water contamination detection sensing applications. We continue to forge ahead with our due diligence investigation of Clarion which we expect to complete in the near future.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

      (a) During the three months ended December 31, 2004, the Company issued the following securities without registration under the Securities Act of 1933, as amended:

      Issuances Pursuant to Rule 4(2)

      Exercises of Options

      The transactions described below represent shares of common stock that were issued upon the exercise of statutory stock options in reliance on the exemption from registration afforded by Section 4(2):

      On November 5, 2004, the Company issued an aggregate of 300,000 shares of common stock to the persons named below upon the exercise of a like number of warrants at an exercise price of $1 per share:

Endeavor Asset Management                       100,000
Corsair Capital Partners, L.P.                  112,000
Corsair Select, L.P.                             60,000
Corsair Capital Investors, Ltd.                  16,000
Corsair Long Short International, Ltd.            6,667
Corsair Capital Partners 100, L.P.                5,333

      On November 10, 2004, the Company issued 37,500 shares of common stock to Gene Rabois, a director of the Company, upon the exercise of a like number of options. Mr. Rabois paid an aggregate exercise price for the shares of $11,250 or $.30 per share.

      On November 11, 2004, the Company issued an aggregate of 100,000 shares of common stock to Endeavor Asset Management upon the exercise of a like number of warrants at an exercise price of $1 per share.

      On November 16, 2004, the Company issued an aggregate of 30,000 shares of common stock to Diversified Investors Capital Services of North America, Inc. upon the exercise of a like number of warrants at an exercise price of $1.50 per share.

      On November 16, 2004, the Company issued 5,000 shares of common stock to Kathleen Zomack, an employee, upon the exercise of a like number of warrants at an exercise price of $.39 per share.

      On December 12, 2004, the Company issued an aggregate of 10,000 shares of common stock to Diversified Investors Capital Services of North America, Inc. upon the exercise of a like number of warrants at an exercise price of $1.50 per share.

      On December 22, 2004, the Company issued an aggregate of 200,000 shares of common stock to John Pappajohn upon the exercise of a like number of warrants at an exercise price of $1 per share.

      (b) None.

      (c) None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      On January 21, 2005, the Company held its annual meeting of shareholders at its principal offices in Clifton, New Jersey. Shareholders were asked to vote on three matters, all of which represented proposals of the Board of Directors and all of which were approved by the holders of a majority of outstanding shares. At the meeting, of the 6,130,630 shares of the company's common stock entitled to vote on the matters put to shareholders and shares of Series A Convertible Preferred Stock entitling the holders to vote the equivalent of 414,286 shares of common stock, the holders of 5,515,264 shares were present in person or by proxy, constituting a quorum under the corporate laws of New Jersey. The table below describes the actions upon which shareholders were asked to vote and the results of each vote.

---------------------------------------------------------------------------------------------------------------
                                                        Total
Matter                                                  Votes
Considered                                               Cast         Votes For     Abstentions   Votes Against
---------------------------------------------------------------------------------------------------------------
The election of seven (7) directors
named below:
       Arthur Barchenko                               5,515,264      5,479,214              0         36,050
       Edward Snow                                    5,515,264      5,514,214              0          1,050
       Gene Rabois                                    5,515,264      5,479,214              0         36,050
       Stephen Rossetti                               5,515,264      5,514,214              0          1,050
       Robert F. Reiter                               5,515,264      5,514,214              0          1,050
       Thomas F. Donahue                              5,515,264      5,514,214              0          1,050
       Natalie Barchenko                              5,515,264      5,479,214              0         36,050
---------------------------------------------------------------------------------------------------------------
Amendment to the Company's certificate
incorporation to increase the authorized
number of shares of common stock from                 5,515,264      5,491,104         20,350          3,810
15,000,000 shares to 30,000,000 shares of
common stock
---------------------------------------------------------------------------------------------------------------
Amendment to the Company's 1986 Stock Option
Plan to increase the number of shares of Common
Stock available for issuance under the Plan from      5,515,264      3,311,337          3,710      2,188,257
1,000,000 shares to 2,000,000 shares
---------------------------------------------------------------------------------------------------------------

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

--------------------------------------------------------------------------------
 Exhibit No.                             Title
 -----------                             -----
--------------------------------------------------------------------------------
    3.1(c) Certificate of Amendment to Certificate of Incorporation dated February 3, 2005.
--------------------------------------------------------------------------------
    31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
    32.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
--------------------------------------------------------------------------------
    99.1          Press Release dated November 11, 2004.
--------------------------------------------------------------------------------
    99.2          Press Release dated November 16, 2004.
--------------------------------------------------------------------------------
    99.3          Press Release dated November 23, 2004.
--------------------------------------------------------------------------------
    99.4          Press Release dated December 1, 2004.
--------------------------------------------------------------------------------
    99.5          Press Release dated December 28, 2004.
--------------------------------------------------------------------------------
    99.6          Press Release dated January 18, 2005.
--------------------------------------------------------------------------------
    99.7          Press Release dated January 21, 2005.
--------------------------------------------------------------------------------
    99.8          Press Release dated January 21, 2005.
--------------------------------------------------------------------------------

      (b) Reports on Form 8-K.

      Amendment to Current Report on Form 8-K dated October 29, 2004 as filed with the SEC on November 1, 2004.

      Current Report on Form 8-K as filed with the SEC on October 29, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ELECTRONIC CONTROL SECURITY INC.


Date: February 8, 2005            By: /s/ Arthur Barchenko
                                      ------------------------------------------
                                          Arthur Barchenko
                                          President, Chief Executive Officer and
                                          Chief Financial Officer
                                          (duly authorized officer; principal
                                          executive officer, and principal
                                          financial and accounting officer)