Form 10QSB
period 2005-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2005-05-13
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 11, 2005 there were 7,094,944 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                 March 31,        June 30,
                                                                                   2005             2004
                                                                                   ----             ----
                                                                                (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                                  $     43,995     $  1,552,575
    Marketable securities, available for sale                                        48,696               --
    Certificate of deposit                                                          102,183          101,723
    Accounts receivable, net of allowance of $100,000                             1,935,827          729,070
    Inventories                                                                   1,993,722        1,635,305
    Other current assets                                                            399,571          318,795
                                                                               ------------     ------------
        Total current assets                                                      4,523,994        4,337,468

Property, equipment and software development costs - net                            547,074          549,727
Intangible assets - net                                                           1,418,168           40,733
Certificate of deposit, pledged                                                     250,000               --
Goodwill                                                                             50,000           50,000
Deferred income taxes                                                               441,800          441,800
Other assets                                                                         78,363           84,709
                                                                               ------------     ------------
                                                                               $  7,309,399     $  5,504,437
                                                                               ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                      $  1,379,915     $    465,078
    Bank line of credit                                                                  --          500,000
    Short-term loan                                                                      --          250,000
    Current maturities of long-term debt                                            232,992           99,996
    Obligations under capital leases                                                    632            4,396
    Payroll taxes payable                                                            16,885            3,012
    Income taxes payable                                                                 --            2,500
                                                                               ------------     ------------
        Total current liabilities                                                 1,630,424        1,324,982

Noncurrent liabilities
    Long-term debt                                                                  493,841          141,671
    Due to officers and shareholders                                                359,795          387,050
    Deferred income taxes                                                            48,000           48,000
                                                                               ------------     ------------
        Total liabilities                                                         2,532,060        1,901,703

COMMITMENTS AND CONTINGENCIES - see notes

Shareholders' equity
    Series A Convertible Preferred stock, cumulative, $.01 par value;
        $2.00 liquidation preference; 5,000,000 shares authorized,
        362,500 and 587,500 shares issued and outstanding, respectively               3,625            5,875
    Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
        $1,000 per share liquidation preference; 2,000 shares authorized,
        2,000 and 2,000 shares issued and outstanding, respectively                       2                2
     Common Stock, $.001 par value; 30,000,000 shares authorized;
        7,163,992 and 5,555,707 shares issued; 7,063,992 and 5,455,707
        shares outstanding, respectively                                              7,164            5,556
    Additional paid-in capital                                                   10,220,322        8,577,764
    Accumulated deficit                                                          (5,447,351)      (4,990,305)
    Accumulated other comprehensive income                                            3,577           13,842
    Treasury stock, at cost, 100,000 shares                                         (10,000)         (10,000)
                                                                               ------------     ------------

        Total shareholders' equity                                                4,777,339        3,602,734
                                                                               ------------     ------------
                                                                               $  7,309,399     $  5,504,437
                                                                               ============     ============

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                   Nine Months                   Three Months
                                                                      Ended                         Ended
                                                                     March 31,                     March 31,
                                                               2005           2004           2005           2004
                                                               ----           ----           ----           ----
                                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues                                                    $ 3,353,819    $ 1,465,251    $ 1,396,227    $   449,264
Cost of revenues                                              1,851,574        655,849        633,105        259,120
                                                            -----------    -----------    -----------    -----------

       Gross profit                                           1,502,245        809,402        763,122        190,144
                                                            -----------    -----------    -----------    -----------

 Research and development                                       234,556        238,611         72,727         66,502
 Selling, general  and administrative expenses                1,432,379      1,103,091        626,080        230,134
 Stock based compensation                                       120,000        117,200              0         31,700
                                                            -----------    -----------    -----------    -----------

       Income (loss) from operations                           (284,690)      (649,500)        64,315       (138,192)

Other (income) expense
   Interest expense                                              84,973         63,536         28,088         26,577
   Interest income                                              (11,266)        (2,508)        (4,159)        (1,122)
   Minority interest in subsidiary loss                         (40,691)       (39,703)       (13,525)        (7,647)
   Gain on sale of marketable securities                        (10,660)            --         (3,141)            --
                                                            -----------    -----------    -----------    -----------

Total other (income) expense                                     22,356         21,325          7,263         17,808
                                                            -----------    -----------    -----------    -----------

Income (loss) before tax benefit                               (307,046)      (670,825)        57,052       (156,000)

Income tax benefit                                                   --        (31,300)            --             --
                                                            -----------    -----------    -----------    -----------

Net income (loss) before dividends                             (307,046)      (639,525)        57,052       (156,000)

Dividends related to convertible preferred stock                150,000             --         50,000             --
                                                            -----------    -----------    -----------    -----------

Net income (loss) attributable to common shareholders       $  (457,046)   $  (639,525)   $     7,052    $  (156,000)
                                                            ===========    ===========    ===========    ===========

Net income (loss) per share:
   Basic                                                    $     (0.07)   $     (0.14)   $      0.00    $     (0.03)
                                                            ===========    ===========    ===========    ===========
   Diluted                                                  $     (0.07)   $     (0.14)   $      0.00    $     (0.03)
                                                            ===========    ===========    ===========    ===========

Weighted average number of common shares and equivalents:
   Basic                                                      6,207,406      4,470,559      6,720,505      4,569,061
                                                            ===========    ===========    ===========    ===========
   Diluted                                                    6,207,406      4,470,559      6,720,505      4,569,061
                                                            ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                        Nine Months
                                                                           Ended
                                                                          March 31,
                                                                     2005           2004
                                                                     ----           ----
                                                                 (Unaudited)    (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
   Net loss before deemed dividends                              $  (307,046)   $  (639,525)
   Adjustments to reconcile loss
   to net cash used by operating activities:
      Depreciation and amortization                                  135,287        124,013
      Increase in allowance for bad debts                                 --             --
      Stock based compensation                                       120,000        117,200
      Minority interest in subsidiary loss                           (40,691)       (39,703)
      Gain on sales marketable securities                            (10,660)
      Deferred income taxes                                               --        (31,300)
      Foreign currency translation adjustments                         4,864          4,106
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
          Accounts receivable                                     (1,206,759)       (40,098)
          Inventory                                                 (358,417)      (286,722)
          Other current assets                                       (40,085)       (21,071)
          Other assets                                                 6,346             --
          Accounts payable and accrued expenses                      765,895         86,239
          Income taxes payable                                        (2,500)        (6,000)
          Payroll taxes payable                                       13,873         (9,935)
                                                                 -----------    -----------

      Net cash used by operating activities                         (919,893)      (742,796)

Cash flows from investing activities:
   Investment in marketable securities                               (53,165)            --
   Investment in Clarion                                            (529,894)
   Acquisition of property, equipment and software development       (74,666)      (137,550)
                                                                 -----------    -----------

      Net cash used in investing activities                         (657,725)      (137,550)

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants              708,850             --
   Proceeds (payments) on bank loan and line of credit                    --        (60,000)
   Repayment of short-term borrowing                                (250,000)            --
   Certificate of deposit (purchased) redeemed                      (250,460)       300,000
   Payments on long-term debt                                       (108,333)       (75,000)
   Payments on lease obligations                                      (3,764)        (9,674)
   Loan officers and shareholders - net                              (27,255)       653,262
                                                                 -----------    -----------

      Net cash provided by  financing activities                      69,038        808,588
                                                                 -----------    -----------

      Net decrease in cash and cash equivalents                   (1,508,580)       (71,758)

Cash and cash equivalents at beginning of period                   1,552,575         75,081
                                                                 -----------    -----------

      Cash and cash equivalents at end of period                 $    43,995    $     3,323
                                                                 ===========    ===========

See Notes 5  for a summary of noncash investing activities

Supplemental disclosures of cash flow information
 Cash paid during the period for:
      Interest                                                   $    84,973    $    63,536
                                                                 ===========    ===========
      Taxes                                                      $        --    $     5,224
                                                                 ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended June 30, 2004, as filed with the Securities and Exchange Commission.

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

                                                            2005          2004
                                                            ----          ----
              Stock options                               1,100,000      625,000
              Warrants                                    1,496,875      896,875
              Convertible Preferred Stock                 2,411,932      612,000

Note 3 - Stock Based Compensation Plans

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

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                  Nine Months              Three months
                                                                             Ended March 31,
                                                               2005         2004         2005         2004
                                                               ----         ----         ----         ----
      Net income (loss), as reported                        $(457,056)   $(639,525)   $   7,052    $(156,000)
      Add: Stock based compensation
        expense, as reported, net of related tax effects           --       20,300           --       20,300
      Deduct: Total stock-based compensation
        expense determined under the fair value based
        method for all awards, net of related tax effects     (65,319)    (194,435)     (65,319)    (184,574)
                                                            ---------    ---------    ---------    ---------

      Pro forma net loss                                    $(522,365)   $(813,660)   $ (58,267)   $(320,274)
                                                            =========    =========    =========    =========

      Basic and diluted loss per share, as reported         $    (.07)   $    (.14)   $    (.00)   $    (.03)
      Basic and diluted loss per share, pro forma           $    (.08)   $    (.18)   $    (.01)   $    (.07)

      The weighted average per share fair value of options granted during the nine months ended March 31, 2005 and 1994 was $2.33 and $.96, respectively. The fair value of each option granted was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions;

                                                          2005            2004
      Expected volatility                                151.12%         159.13%
      Expected life of option                                 8               8
      Risk -free rate of interest                          3.97%           3.80%
      Dividend yield                                         --              --

Note 5 - Non-cash Investing and Financing Activities

      Non-cash  investing  and  financing   activities  are  excluded  from  the
      consolidated statement of cash flows. For the nine months ended March 31, 2005, non-cash activities included the following items:

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 5 - Non-cash Investing and Financing Activities - continued

      Asset Acquisition of Clarion Sensing Systems, Inc., ("Clarion") (See Note
      9).

      Fair value of assets acquired                                  $ 1,435,402
                                                                     ===========

      Cash advanced to sellers                                       $   413,144
      Liabilities assumed                                                242,442
      Stock issued                                                       663,066
      Transaction costs                                                  116,750
                                                                     -----------
      Total purchase price                                           $ 1,435,402
                                                                     ===========

Note 6 - Inventories

      Inventories consist of the following:

                                                          March          June
                                                          2005           2004
                                                          ----           ----
      Raw materials                                   $   267,111    $   203,765
      Work-in-process                                     611,758        240,093
      Finished goods                                    1,114,854      1,191,448
                                                      -----------    -----------
                                                      $ 1,993,722    $ 1,191,448
                                                      ===========    ===========

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

      In connection with the Clarion acquisition the Company assumed an existing loan in the amount of $95,300. The loan is payable in 34 monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 9 - Acquisition

      On March 4, 2005, the Company, through its wholly owned subsidiary, Clarion Sensing Systems Acquisition Corp.(the "Subsidiary"), entered into a series of agreements with Clarion Sensing Systems, Inc., an Indiana corporation ("Clarion"), and its stockholders (the "Clarion Stockholders") to acquire all of Clarion's assets (the "Clarion Assets") and assume certain of its liabilities. Clarion is a provider of proprietary nuclear, biological, chemical and radiological (NBCR) remote monitoring sensor systems designed for air and water contamination detection sensing applications.

      The purchase price was approximately $1.45 million consisting of (i) the issuance of 394,682 shares of common stock of ECSI ("Shares") and (ii) the assumption of $655,586 of certain liabilities of Clarion, of which ECSI already had paid approximately $413,144 as of the date hereof and (iii) transaction fees of $116,750. Based on an independent valuation, the reported purchase price includes approximately $48,000 of furniture and equipment and $1.4 million of identifiable intangibles. The identifiable intangibles acquired from Clarion consist of trademarks, patents pending and proposed patents, and internet domain names. These assets will be amortized on a straight-line basis over estimated useful lives of from five to twenty years.

      In addition to the initial cost of the acquisition, the Company agreed to assume $438,959 of certain liabilities of Clarion on a contingent basis . The Subsidiary will be obligated to pay the Contingent Liabilities, if at all, only if the Subsidiary achieves (A) sales in excess of $3,000,000 ("$3,000,000 in Sales") and/or (B) net earnings before taxes in excess of $600,000 ("$600,000 in Net Earnings") in one of its fiscal years beginning within three (3) years of March 4, 2005. In the event $3,000,000 in Sales are achieved but $600,000 in Net Earnings are not achieved, then 10% of the Subsidiary's net earnings before taxes earned during such fiscal year shall be utilized to pay the Contingent Liabilities. In the event $600,000 in Net Earnings are achieved (whether or not $3,000,000 in Sales are achieved), then (I) all net earnings before taxes in excess of $600,000 earned during such fiscal year plus (II) 10% of the Subsidiary's net earnings before taxes earned during such fiscal year, shall be utilized to pay the Contingent Liabilities. If the Contingent Liabilities are not paid in full and $3,000,000 in Sales or $600,000 in Net Earnings occurs in one or more subsequent fiscal years, then net earnings before taxes with respect to such fiscal years shall be utilized to pay the Contingent Liabilities in the manner set forth in the preceding two sentences until such time, if ever, the Contingent Liabilities are paid in full. Any amounts shall be payable in cash or shares of common stock (valued as of the closing ask price on the date of issuance) as the recipient shall direct.

      The Company anticipates the contingent payments made, if any, will be treated as additional purchase price and included as an addition to the identifiable intangible assets. As of March 31, 2005, the Company is not liable for any contingent payments and, therefore, has not accrued any at this time. The Company will continue to asses its liability under the contingent payment arrangement in each successive quarter, and will record additional purchase price through an increase to intangible assets, if and when a liability is realized.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 9 - Acquisition - continued

      The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of Clarion acquisition as if it had been completed at the beginning of each period presented:

                                    Nine months ended              Three months ended
                                        March 31,                       March 31,
                                   2005            2004            2005            2004
      Revenue                  $ 3,362,264     $ 1,526,421     $ 1,396,227     $   469,240
                               ===========     ===========     ===========     ===========
      Net loss                 $  (799,807)    $  (920,793)    $   (66,625)    $  (233,444)
                               ===========     ===========     ===========     ===========
      Net loss per share,
          basic and diluted    $     (0.12)    $     (0.19)    $     (0.01)    $     (0.05)

      It should be noted that sales for the quarter ending March 31, 2005 amounted to $1,396,227 as compared to $449,264 for the same period in fiscal '04 with an operating profit of $57,052 as compared to an operating loss of $156,000 before adjusting for stock based compensation and stock based dividends.

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

Quarterly Accomplishments

      We continued to perform under existing agreements at to render services at Tinker Air Force Base, Hanscom Air Force Base, at Duke nuclear power facilities and other facilities for which we have been engaged to supply products and services.

      We submitted bids on nine new projects for work to be performed at our Clifton, NJ and Madison, AL facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by clients upon short notice with little or no penalty, as is typical in our industry. Moreover, contracts we enter into with government entities are often awarded prior to legislative approval of the funding to support those contracts and, consequently, the entire amount of orders and contracts received from these entities may never be funded.

      In December 2004, we organized a committee to evaluate and update our internal control structure and procedures for financial reporting as required by
Section 404 of the Sarbanes-Oxley Act of 2002 (the "404 Committee"). The 404 Committee is comprised of members of our Audit Committee and personnel drawn from our finance, operations and marketing departments. The 404 Committee is responsible for preparing an internal control report that attests to the effectiveness of the Company's internal control structure and procedures for financial reporting, and to the extent applicable, describes any material weakness in internal control over financial reporting identified by the 404 Committee. The 404 Committee's report is to be filed with the Annual Report on Form 10-KSB along with a report of the Company's registered public accounting firm which includes the auditor's opinions on whether management's assessment of internal control over financial reporting is fairly stated and whether the Company maintained effective internal control over financial reporting. The 404 Committee is working toward meeting our June 30, 2007 internal control over financial reporting requirements.

      We obtained verbal authorization to proceed on the Tinker Air Force Base contract after completing our 95% design review on schedule.

      In January 2005, the Company announced it received $640,000 from the exercise of common stock warrants during the fiscal second quarter ended December 31, 2004.

      In February 2005, the Company entered into a strategic alliance with Hudson Marine and Amata Inc. to integrate the Company's security solutions into both seaport and airport security programs.

      During the quarter, the Department of Defense ("DoD") Integrated Base Defense Security System (IBDSS) program increased the amount to be spent to secure Tinker Air Force Base by $500,000, bringing the total contract to approximately $4.8 million.

      On February 17, 2005, the Company entered into a strategic alliance with SIGCOM, a systems integrator focusing on design and security integration for federal government clients.

      On February 21, 2005, Arthur Barchenko addressed the 21st International Port Conference in Alexandria, Egypt and presented a White Paper outlining a multi-phased security approach for port facilities.

      On March 4, 2005, the Company completed the acquisition of all of the assets of Clarion Sensing Systems, Inc. for an aggregate purchase price of approximately $1.4 million consisting of (i) the issuance of 394,682 shares of common stock, (ii) the assumption of $655,587 of certain liabilities of Clarion, of which the Company already has paid approximately $413,144 as of the date hereof and (iii) transaction costs totaling $116,750, as reported in a Current Report on Form 8-K filed on March 7, 2005 and thereafter amended on May 9, 2005. We believe that the remote environmental monitoring sensor systems we can offer as a result of this acquisition enhance our product line and we expect to see rapid growth in sales of these products over the next several years.

Contractual Obligations

      The following table presents our contractual obligations and commercial commitments as of March 31, 2005

                       -------------------------------------------------------------------------
                                               Payments Due By Period
------------------------------------------------------------------------------------------------
Contractual Cash                      Less than
Obligations            Total          One Year      1-3 Years      3-5 Years      After 5 Years
------------------------------------------------------------------------------------------------
Capital Leases         $632           $632
------------------------------------------------------------------------------------------------
Operating Leases       $370,000       $121,000       $249,000
------------------------------------------------------------------------------------------------
Long-Term Debt         $726,834       $232,992       $410,484       $83,358
================================================================================================
Total Contractual
Cash Obligations       $1,097,466     $354,624       $659,484       $83,358
------------------------------------------------------------------------------------------------

Results of Operations

Nine Months Ended March 31, 2005 (2005 period) Compared to Nine Months ended March 31, 2004 (2004 Period) and Three Months Ended March 31, 2005 (2005 Quarter) Compared to Three Months Ended March 31, 2004 (2004 Quarter).

REVENUES. We had net revenues of $ 3,353,819 for the 2005 period, as compared to revenues of $1,465,251 for the 2005 period, an increase of about 129%. Revenues for the 2005 quarter were $1,396,227 as compared to $449,264 for the 2004 quarter. Of the revenues reported in the 2005 period, approximately 98% was domestic and 2% was related to international projects. The increase in sales in the 2005 period is primarily attributable to the IBDSS contract award on Tinker AFB and nuclear facility security upgrades.

GROSS MARGINS. Gross margins for the 2005 period were 44.79% of revenue as compared to 55.24% of revenue for the 2004 period. Gross margins for the 2005 quarter were 54.66% as compared to 42.32% for the 2004 quarter. This is primarily due to a greater mix of ECSI product in relationship to subcontractor costs. The decrease in the 2005 period is primarily due to an increase in the Company's use of sub-contractors in connection with projects it was performing, and also in the 2004 period the Company performed a greater percentage of higher gross profit generating activities such as design and engineering services.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses was $234,556 in the 2005 period compared to $238,611 in the 2004 period and $72,727 for the 2005 quarter as compared to $66,502 for the 2004 quarter. R&D in the 2005 period was for upgrades to existing products and systems, and for new product development work on the UAV technologies.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased in the 2005 period to $1,432,486 as compared to $1,103,091in the 2004 period. For the quarter 2005 quarter SG&A increased to $626,080 as compared to $230,134 in the 2004 quarter. The increases were primarily the result of hiring of additional marketing and sales personnel, as well as strengthening the administrative and financial aspect of the business. In addition, the Clarion acquisition which occurred on March 4, 2005, accounted for one month of expenses which were included in this quarter's financial statements.

STOCK BASED COMPENSATION. In the 2005 period, we issued immediately vested stock to various consultants valued at $120,000. In the 2004 period, we issued immediately vested stock and stock options to various consultants and to the directors valued at $117,200. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the 2005 period was $84,973 as compared to $63,536 for the 2004 period. The increase was attributable to the higher average amount of outstanding debt balances.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $40,691 for the 2005 period and $39,703 for the 2004 period.

INCOME TAX BENEFIT. In the 2004 period, we recognized $31,300 of tax benefits from the net operating loss, which will be used to offset taxable income. We did not recognize any of the benefit from the current net operating loss.

NET INCOME (LOSS). Net income (loss) before deemed dividends for the 2005 and 2004 periods was $(307,046) and $(639,525), respectively, and $57,052 and
$(156,000) for the 2005 and 2004 quarter, respectively.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK.

The Series A Convertible Preferred Stock provided for a dividend at the rate of 10% per annum, payable no less often than annually.

Warrant Expiration

On April 14, 2005, 775,000 warrants issued with the Series A Convertible Preferred Stock expired.

The Series B Convertible Preferred Stock provides for a dividend at the rate of 10% per annum, payable quarterly, (payable in cash or by adding the dollar amount of such dividends to the stated value). The Company added $150,000, representing three quarterly dividends to the stated value of the preferred stock.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $2.9 million compared to $3 million at June 30, 2004. Net cash used by operating activities for the 2005 period was $919,893 as compared to net cash used by operating activities of $742,796 for the 2004 period.

      Inventory has increased by $358,417 for the nine months ended March 31, 2005 in anticipation of shipments for committed projects.

      Accounts receivable relative to sales volume has declined on a year over year basis. Days sales outstanding (DSO) was 145 days at March 31, 2005 as compared with 133 days at March 31 2004.

      Accounts payable and accrued expenses have increased $765,895 for the nine months ended March 31, 2005 as purchases from vendors have increased in an attempt to match the increase in backlog in preparation of shipments during this fiscal year.

      Investing activities for the 2005 period include the cash used for the Clarion acquisition in the amount of $529,894. In addition a portion of the proceeds of the June private placement was invested in marketable securities and we purchased $74,665 of equipment and software required to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward.

      Financing activities in the 2004 period included the repayment of a short-term loan in the amount $250,000 from the proceeds of the June private placement.

      We realized net proceeds of $708,850 from the exercise of outstanding stock options and warrants in the 2005 period.

      In November 2004, our revolving line of credit of $500,000, was converted into a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 8% per annum. The loan is secured by substantially all of our assets, a $250,000 certificate of deposit, and the personal guaranty of Arthur Barchenko. In addition, we have a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. In connection with the Clarion acquisition, we assumed an existing bank debt totaling $117,342. The debt is to be repaid in 34 monthly installments in the amount of $3,451.25 plus interest and is secured
by...........

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

Discussion and Analysis of Quarterly Results and Outlook

      Although ECSI will not meet its projected sales figures for the first nine months of fiscal 2005, the Company will achieve sales of $3,353,819 as compared to $1,465,251 for the same nine month period of fiscal 2004 or a 229% increase. The loss for nine months has been reduced from $639,525 to $457,046 for nine months of fiscal 2005. This loss included $120,000 in stock based compensation and $150,000 in stock dividends to the preferred shareholders. Still, the question is why the shortfall from our original projections? There are two primary factors which we believe will be mitigated going forward.

      First factor: we depended on a commitment under the U.S DoD IBDSS contract which did not materialize. The original IBDSS ID/IQ contract called for thirteen major bases to be upgraded in 2004 and 2005. Only three major bases were upgraded and we were selected as the prime contractor for one of the three bases. Thus, ECSI achieved 33-1/3rd % of the win. It is our understanding that funding for the other nine bases was allocated instead to expendables for Afghanistan and Iraq.

      Second factor: we depended on a commitment from the InteSec Group, a government oriented marketing organization with which we contracted in the first fiscal quarter of 2005, to generate $3 million in sales in 2005, which did not happen although the Company expended over $180,000 for this program. With that said, it is anticipated that substantial sales will ultimately result from InteSec effort in 2006 and beyond.

      Despite these two adverse factors which had a negative impact on sales of over $4 million for the nine months of fiscal `05, the Company still achieved sales of $3,353,819 for nine months of operation. Sales for the third quarter of fiscal '05 amounted to $1,396,227 as compared to $449,264 for the same period in fiscal '04 with an operating profit of $57,052 as compared to an operating loss of $156,000 after adjusting for stock based compensation and stock based dividends.

      What are we planning to do to mitigate such risks in the future? We are diversifying our target markets, increasing market penetration by developing airport, port, naval, border, pipeline, petro, chemical, water resource, State Deptartment. and Department of Energy security projects, domestically and internationally.

      We have renegotiated our relationship with InteSec Group and hired our own professional marketing and sales staff; entered into mutual ID/IQ contracts with Lockheed Martin to aggressively target and then jointly pursue military and government security projects; developed a working relationship with KBR, a division of Halliburton, and obtained approval of the State Department for ECSI to work on the U.S. Embassy program; developed a working relationship with Exxon Mobile and Honeywell Technology Solutions; entered into a mutual contract relationship with Lockheed Martin TSS on IBDSS and other programs CONUS/OCONUS.

      During the quarter, we completed the acquisition of the assets of Clarion Sensing Systems to develop opportunities in the water and agricultural security market. Clarion is an innovative technology leader that integrates complete systems to remotely monitor, analyze, and communicate information about water and air quality.

      Appointed an outside advisory board to help evaluate and analyze the direction the Company target markets are heading and to address present and future security threats and define future product need. The following individuals comprise the advisory board:

o     Dr. Norris Krone, President and CEO of the University Research Foundation
      (URF) and its co-founder, directs all aspects of the Maryland Advanced Development Lab. Dr. Krone is a highly decorated Vietnam War veteran. He is a recognized leader in the field of aeronautical sciences and pioneered the development of the technical principles of the forward swept wing aircraft concept, a breakthrough in the field. He has also served on NASA committees, the Aerospace Technology Advisory Committee and the Aerospace Safety and Advisory Panel.

o Dr. John H. Estes, Principal Research Engineer/Director for San Antonio, Ops, Georgia Tech Research Institute has over 20 years of leadership in fast-paced engineering organizations including facilities/project engineering, management and force protection among others. He has extensive experience in strategic planning, marketing and execution of major engineering and environmental programs. He is often selected to present briefings to civic leaders, the Secretary of Defense and Congressional leaders.

o Brad Billet, Chairman of Secure Operations International LLC, has a long and distinguished record of emergency and response operations service to his native New York City. As a responder to the September 11th disaster, he was called upon by Mayor Rudy Giuliani to provide essential services in the rescue and recovery process. In 1997, Mr. Billet was appointed to his present position and is the agency's Chief Operating and Administrative Officer.

o Ambassador (Ret.) Patrick Nickolas Theros was appointed ambassador to Qatar in October of 1995. Prior to this, he served as deputy coordinator for counterterrorism where he was responsible for the coordination of all U.S. Government counter-terrorism activities outside the U.S. He also served in various diplomatic positions in other nations as well as in the State Department. He is currently the principal executive officer of Theros & Theros LLP, Washington, DC. which represents firms doing business in the Middle East and Eastern Europe.

o Rafi Ron, President and CEO of New Age Security Solutions, is a former director of security at Ben-Gurion International Airport and the Israeli Airport Authority. He is a leading expert on aviation, maritime and law enforcement in Israel and world wide. He also served as a chief security officer in Israeli embassies around the world where he was implemental in establishing security systems. Mr. Ron's company conducts security related training and consultation in the U.S. and other countries.

      As spending for security initiatives has increased and Congress continues to allocate and release money to fund Homeland Security initiatives, the level of new proposals continues to increase. Consequently, our committed backlog, including the IBDSS award from the U.S. Air Force, is the largest committed backlog in Company history. We currently have these releases and task orders for the IBDSS contract which we expect to ship in the next 6-8 months., There can be no assurance that we will complete any or all of the orders comprising our committed backlog within the anticipated time frame, and our results have taught us that all of these anticipated releases and new contracts are subject to cancellation or delay at any time, thus we cannot be certain as to the total realized value and revenue of our committed backlog, and, are hesitant to even reference the total dollar amount of our present submitted proposals.

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

      We remain attentive to opportunities to acquire or license technologies as they arise. We may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we likely will have to obtain third party financing. If and when necessary, we will pursue additional capital through selected investment banking firms and other means. It is likely that we will require additional financing or other sources of capital to complete other acquisitions, as well as take advantage of any major recurring revenue business opportunities that may arise. We also may seek other sources of funding, though we can not be certain that any such funding will become available on acceptable terms.

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

Item 3. Controls and Procedures.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Since the date of our evaluation to the filing date of this quarterly report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

      (a) During the three months ended March 31, 2005, the Company issued the following securities without registration under the Securities Act of 1933, as amended:

      Issuances Pursuant to Rule 4(2) - During the quarter ended March 31, 2005, the Company issued shares of common stock in the following transactions in reliance on the exemption from registration afforded by Section 4(2):

      Exercises of Options

      The transaction described below represents shares of common stock that were issued upon the exercise of statutory stock options:

--------------------------------------------------------------------------------
Name of Issuee          Date of Issuance         No. of Shares        Price Paid
--------------------------------------------------------------------------------
Yaser Hasan             February 24              10,000               $0.39
--------------------------------------------------------------------------------

      The transactions described below represent shares of common stock that were issued upon the exercise of common stock purchase warrants:

--------------------------------------------------------------------------------
Name of Issuee               Date of Issuance      No. of Shares      Price Paid
--------------------------------------------------------------------------------
Virginia Casadonte           January 11            14,879             $1.00
Lipman Capital Group Inc.    January 11            59,514             $1.00
Diversified Investors
of North America             February 4            10,000             $1.00
                             March 4               20,000             $1.00
                             March 23              30,000             $1.00
--------------------------------------------------------------------------------

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.


   Exhibit No.                  Title
   -----------                  -----

      31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      99.1        Press Release dated May 11, 2005

      99.2        Press Release dated April 20, 2005.

      99.3        Press Release dated April 12, 2005.

      (b) Reports on Form 8-K.

      Current Report on Form 8-K dated March 4, 2005 filed on March 7, 2005 relating to the acquisition of the assets of Clarion Sensing Systems, Inc.

      Current Report on Form 8-K filed on March 25, 2005, relating to the release of an Initial Research Report prepared by Taglich Brothers, Inc. to certain securities industry analysts.

      Amendment to Current Report on Form 8-K dated March 4, 2005 filed on May 9, 2005 including financial statements of Clarion Sensing Systems, Inc., the business acquired.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ELECTRONIC CONTROL SECURITY INC.


Date: May 11, 2005                   By: /s/ Arthur Barchenko
                                         ---------------------------------------
                                             Arthur Barchenko
                                             President, Chief Executive Officer
                                             and Chief Financial Officer
                                             (duly authorized officer; principal
                                             executive officer, and principal
                                             financial and accounting officer)