Form 10KSB
period 2005-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2005-09-16
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the fiscal year ended June 30, 2005

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

          30,000,000 shares of Common Stock, par value $0.001 per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $5,967,469

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $6,681,054 as of September 9, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,978,267 as of September 9, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview.

      The Company designs, develops, manufactures and markets technology-based security systems for government and commercial facilities worldwide. We provide a range of programs and systems that including turn-key integrated security technologies for a comprehensive security system. Integrated security systems are comprised of one or more subsystems and components that perform a variety of security functions for a facility or group of facilities under the direction of a single command center and communications network. We also provide consulting services consisting of (i) risk assessment, vulnerability and criticality analyses to ascertain a client's security requirements and then develop a comprehensive risk management and mitigation program and (ii) product design and engineering services.

      The Company's security programs incorporate various systems from our portfolio of proprietary and/or licensed technologies and equipment. We provide our clients with systems that have been designed to meet conventional security requirements or, if necessary, we design, develop and manufacture customized systems to meet our clients' specific needs. We retain subcontractors to install our systems and products under the supervision of our project managers and our project managers train clients in the operation and maintenance of our systems.

      We are ISO 9001:2000 registered and will seek to maintain our ISO status.

Security Industry Overview.

      The Security Institute of America estimates that the worldwide market for security products and services in 2006 will exceed $130 billion. The industry encompasses a wide ranging, highly fragmented group of product and service providers which includes entities that market comprehensive security systems and offer security consulting services, dealers/installers, small single product companies, equipment manufacturers, consultants and systems integrators.

      We believe that the security industry has experienced significant growth over the last decade, both as to the total dollar amount generated from sales and the number of entrants offering security related products, and continues to grow rapidly because:

      o western nations have been the target of high profile terrorist attacks over the last several years that have squarely focused attention on security issues and threat mitigation;

      o perimeter security for airports, maritime, chemical, transportation, energy and pharmaceutical facilities has been mandated by Homeland Security;

      o newer, more effective and efficient security equipment incorporating advancements in security technology is replacing obsolete equipment;

      o the proliferation of computers and advanced communications systems has created a new and growing need for information technology security to prevent the misuse of proprietary information and other intellectual property; and

      o private industry is operating in more remote geographic locations and higher risk environments.

Products and Services.

      The services and technologies required to create a secure environment must address the entire range of security concerns that challenge government and commercial institutions, including the protection of:

      o     life;

      o tangible assets, such as buildings, vessels and personal possessions;

      o intangible assets, such as intellectual property, sensitive research and other confidential information; and

      o     electronic data and information technology.

Systems and Technologies.

      Integrated security systems are comprised of one or more subsystems and components that perform a variety of security functions for a facility or group of facilities under the direction of a single command center and communications network. The Company offers both integrated, turn-key security solutions that incorporate many of our systems and stand-alone systems that comprise an individual technology of a security program.

      The integrated security systems and/or stand alone products we market include:

      o Computer Based Command, Control and Communications Networks. The command network consists of a central processor, a common database and software that link various subsystems and components, allowing them to communicate with each other and integrates the subsystems and components into a single system.

      o Intrusion Detection Systems. Fixed location and rapid deployable infrared and fiber optic perimeter intrusion detection systems consist of sensors which detect an intruder passing through the system's sensors.

      o Video Motion Detection and Assessment Systems. As an adjunct to our perimeter intrusion detection systems, we offer video surveillance equipment using closed circuit television cameras, digital processing and fiber optic links to monitor and assess the nature of an annunciated threat at the control center.

      o Electronic Surveillance System. This system creates a detection and verification band outside and parallel to a secured perimeter and is geared toward high-level security demands such as border control, military bases, power stations, oil and gas storage facilities, nuclear power plants, industrial sites, prisons, airports, with high-level security demands.

      o Ordnance Flash Detection System. Our VIPER is a muzzle flash detection system that detects and locates the discharge of firearms and provides counter fire response.

      o Aerial Warning System (AWS). The Aerial Warning System is designed to improve security through an intrusion detection system for restricted air space and flight restricted areas.

      o Environmental Monitoring Systems. Our Sentinal(TM) system remotely monitors drinking water quality throughout the drinking water distribution system to detect and instantly report the evidence of chemical, biological, or radiological contamination.

      o Facial Recognition System. This system is based on biometric technology that identifies individuals by their unique facial characteristics. This technology can be utilized for virtually any application that requires real-time identification or verification of an individual.

      o Architectural Security Lighting Systems. As a complement to our security systems, we offer interior and exterior lighting systems that can enhance a facility's security by illuminating areas which otherwise may be subject to infiltration because of darkness or a location remote from a facility's main security center.

      o Computer Intrusion Detection Equipment. An information technology security system designed to protect computer local area networks
            (LANs) from illegal access via the Internet or by persons seeking to splice into the LANs hard wiring.

      o Access control systems: The access control systems are designed to exclude unauthorized personnel from specified areas and provide access control that is typically card-activated.

      In order to provide clients with the highest quality and most advanced systems, we incorporate technologies and products developed and manufactured by the Company or which have been licensed from other entities. Frequently, we enter into technology transfer agreements covering the technologies or products to be used so that we may design and execute the best possible security solutions for a client within the confines of their security budget. Products incorporate state of the art components that can be configured to develop flexible systems tailored specifically to meet the needs of risk mitigation in high threat environments.

      The products offered are qualitatively comparable to or more effective than those offered by our competitors because our products:

      o     provide low nuisance and false alarm rates;

      o     are reliable in virtually any environmental condition;

      o in many cases can be user specified and adapted to their environment; and

      o     are subject to low installation and maintenance costs.

      We believe that we have built a solid reputation as a provider of leading-edge, high technology security solutions and services. Our view is shared and supported by the many international government sectors and commercial clients that engage our services and products on a continuing basis.

Consulting Services.

      The consulting services we provide are an integral part of the security solutions offered to our clients. Effective and efficient use of technology can be achieved only if used intelligently. Toward that end, the Company:

      o conducts risk assessment, vulnerability and criticality studies to ascertain a client's security requirements and develop a comprehensive risk management and mitigation program; and

      o     provides security system design services.

      The Company's consulting and advisory services generally represent the first steps in the development of a security solution. The risk assessment, threat, vulnerability and criticality analyses we utilize allow us to undertake a detailed risk management investigation of our clients' operations to determine realistic threats, develop effective responses and programs necessary to address and mitigate the range of threats, and to implement the appropriate solutions. We utilize "adversary perspective" penetration analysis, Department of Energy and military-developed threat modeling systems, and interactive, integrated systems performance testing of total protection strategies to formulate a comprehensive security system. The testing involves not only systems but the human operators who must assess intrusions and generate instant responses and the security forces that must successfully interrupt adversary actions to prevent injury, theft or sabotage.

      The Company's customers benefit from an integrated, interactive process by which our vulnerability/threat/penetration analysts examine existing and/or candidate systems to determine levels of risk. The analysts consult with our systems design staff to determine systems configurations and human operation requirements that will provide the most cost-effective options for mitigating risk. Our security advisors are technically accomplished and fully familiar with the latest trends in planning, programming, and designing systems utilizing standard peripheral components, mini/micro architecture, and "user friendly" software/firmware applications. Many of our security advisors have the federal government's highest security clearances.

      The Company also provides security system design services involving the evaluation, design and specifications of security systems and components that meet a client's operating and budgetary requirements. Typically, these services are provided within the context of a comprehensive security evaluation and implementation program in conjunction with risk management analysis. Occasionally, we may be asked to evaluate and design a single component of a security system.

      The Company works closely with the client and facility owner, architect, engineer, system integrators and/or construction manager to develop and design security monitoring and control systems that afford a normal but secure environment for management, staff and visitors. Our design personnel are expert in their knowledge of the various technologies (mature and emerging) as they apply to security challenges, both in the U.S. and abroad, because they continue to be intimately involved in developing security systems for government facilities around the world.

Product Design.

      The Company designs and develops new products based upon market requirements and as deemed necessary to meet the clients' specific needs. We research and assess threat and vulnerability issues and design and engineer our products in-house, with outside consultants as necessary, and in conjunction with joint venture partners to meet the needs of clients based upon the results of such research. We investigate new and emerging technologies that have application in the security industry and seek to license these technologies which we then incorporate into our product line.

Markets for Our Products.

      The Company has identified a number of markets for our products and has developed programs to gain access to those target markets. Generally, private industry and government facilities which possess sensitive information, valuable assets or by virtue of the nature of their business and may be subject to terrorist threats, recognize the need to implement security measures to protect personnel and property. In many instances, laws have been enacted and mandates decreed for compliance with some minimum-security standards. Airport security is a prime example. We target these entities as well as entities where we can demonstrate the need for security measures.

      Primary markets which we target include:

      o the U.S. Government, its agencies and departments, including the Department of Defense and the Department of Energy;

      o large industrial facilities, including pharmaceutical companies and major office complexes;

      o energy facilities, including nuclear power plants, utilities, and chemical and petrochemical pipelines;

      o     commercial aviation and maritime facilities;

      o     rail and bus transportation;

      o     foreign/export opportunities in all of the above-mentioned areas.

      The U.S. Government along with many of its agencies and departments represent a significant market for our products. We actively market our products to the following U.S. Government agencies all of which have purchased our products in the past and continue to be among our top customers:

      o The U.S. Department of Defense and a number of its subdivisions have been using our products for force and asset protection at numerous military bases and air force installations around the world. Certain of our products have been certified and included as part of the government's tested and approved technologies.

      o The U.S. Department of Energy, in connection with the clean-up and operation of military bases and government-owned nuclear processing facilities, offers an expansive and varied market. We are involved with the supply and support services at nine sites on an ongoing basis.

      o The Department of Transportation includes airports, trucking and distribution centers and marine terminals. Our products and systems directly apply to the security needs of this multi-billion dollar market opportunity.

      Our open-ended contract with the General Services Administration (GSA), which has been extended through July 31, 2009, authorizes the U.S. Government and a network of eligible sources to purchase materials and services from us without having to undergo a full competition. In September, 2003, we announced the finalization of a 5-year indefinite delivery/indefinite quantity contract for the Integrated Base Defense Security System (IBDSS) with the United States Air Force (USAF) to secure highly strategic military facilities throughout the world. During fiscal 2005, the Company was awarded an additional modification to the IBDSS contract for Tactical Automated Sensor Systems (TASS).

      We also target state and local governments and governmental authorities and agencies fulfilling the roles described above.

Large Industrial Facilities and Major Office Complexes. These types of facilities, such as pharmaceutical companies, frequently house sensitive data where research and product development occur and are likely to acquire integrated security packages to create a "smart building." The technologies required to create a smart building in today's environment must address life, safety, power, lighting, information technology protection and other security systems to create a normal yet secure environment for employees, visitors and service personnel.

Energy Facilities, Including Nuclear Power Plants, Utilities and Petrochemical Pipelines. Nuclear power stations and utilities that house sensitive information and dangerous materials represent a large and lucrative market for our products. Petrochemical, natural gas and pipeline companies, many of which operate in high risk environments and remote geographic locations, invest huge sums in the assets necessary to operate those businesses and adopt appropriate measures to protect their investments through the acquisition of security equipment and systems.

Commercial Aviation, Maritime, Rail and Bus Line Transportation. Infrastructure security has been at the forefront of security consciousness for many years. The federal government has appropriated significant funds for the acquisition and installation of new, high-technology security systems at these facilities. There are approximately 1,200 facilities in the U.S. which the Federal Aviation Agency has identified and mandated for security systems upgrade to be completed over the next several years and we will bid to provide products and services to many of these sites.

Foreign/Export Opportunities. Government operations and private industries in foreign countries are all subject to the same security issues that challenge similar entities in the United States. We, along with our strategic teaming partners and international sales representatives, continue to seek penetration of these markets. Although, during 2005 and 2004, we generated approximately 5% and 11%, respectively of our revenues from projects completed outside the United States, we believe the export opportunities will be significant in fiscal 2006 and beyond.

Marketing.

      The Company has developed a multi-tiered marketing plan, allowing us to effectively market products to each of the separate government and industry segments identified as target markets both in the United States and internationally. Our marketing strategy highlights product strengths as they apply to each particular industry.

The primary goals of our marketing strategy are to:

      o     broaden the base of potential clients, and

      o     demonstrate the efficacy of our products.

      To that end, the Company has entered into strategic partnerships, teaming, representative and joint venture relationships with major multi-national corporations in each of the industries which comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords the Company and our products added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects. During fiscal 2005, we entered into teaming agreements with Lockheed Martin Transportation and Security Solutions, SIGCOM, and Hudson Marine/Hudson Trident.

      Members of our management team have many years of experience in the security industry. Each member is assigned an industry area and makes direct contact with, and sales proposals to, government and commercial organizations in that area. We attempt to cultivate and maintain relationships and contacts with employees of the major government agencies encompassing our target markets.

      We generate a significant portion of our international business through a network of independent sales representatives. Agreements are in place with various entities that allow us to maintain a presence in twenty five countries worldwide. These agreements generally extend for a period of two years and provide the dealer/installer with price discounts from current price schedules as an incentive to market our products in their geographic area. We rely on our dealer/installer base to represent our product line throughout the world and to apprise us of potential projects where the products can be incorporated. In addition, we rely on our dealers/installers to introduce our company and products to key government and private enterprise personnel in their respective geographic regions.

      We also market directly to providers of integrated security systems, security systems dealers/installers, systems engineers and other entities that may be contracted for a security system on behalf of a client.

      We maintain a presence at the major trade conferences that address our target markets and advertise in the relevant conference publications.

      We employ a variety of pricing strategies for our services. Proposals for consulting services are based on an estimate of hours multiplied by standard rates. Systems integration projects are based on the estimated cost of the components including subcontractors and equipment, plus a profit margin. Pricing for engineering and maintenance services vary widely depending on the scope of the specific project and the length of engagement.

Growth Strategy.

      In order to achieve a sustainable and continuous growth rate, we believe that we must devote additional resources to marketing and product development. Specifically, we have or intend to:

      o Increase sales and marketing personnel. This year, we added a sales representative who has extensive sales and marketing experience in the Middle Atlantic States. We believe this individual will allow us to access wider markets and focus sales efforts required to develop business in our target markets. We will seek to add further sales and marketing personnel as necessary.

      o Expand our base of dealers/installers/integrators worldwide. This is an effective and cost efficient means of increasing sales. These entities serve as our local agents to market products and provide customer support. Furthermore, these entities are familiar with local laws and frequently have local contacts in government and business at decision-making levels.

      o Expand our global presence. We formed a subsidiary in the Middle East to represent and support product sales. We have entered into sales agreements with a number of multi-national companies to represent and support their products as well. Management believes the Mid-East operation will provide access to potential projects in Africa, India and Eastern Europe.

      o Design and develop new systems. We will continue to develop new security systems to expand our portfolio of proprietary products. This will allow us to open up new markets and retain our position as a leading edge provider of technology based security equipment and increase interest in the Company.

      o License new and emerging technologies. We will continue to identify, analyze and acquire new and emerging technologies for application in the security industry. We will seek to acquire technologies that will enhance our existing systems and develop new products.

      o Upgrade existing products. We have and will continue to upgrade existing products to take advantage of technological advancements to ensure they remain state-of-the-art.

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

      o Improve our telecommunications infrastructure. We expect to install a TI line for network connectivity between our various US facilities. This will permit an integrated method of communication between and among the Company's management and key employees.

Clients.

      The Company provides products and services to customers through direct sales to end-users and through subcontracting agreements. During the past five years we have provided products to approximately 50 clients covering over 220 projects.

Competition.

      As the public and private sectors become increasingly concerned with security issues, the security and anti-terrorism industry will experience substantial growth. Competition is intense among a fragmented and wide ranging group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting, engineering and design firms and others that provide individual elements of a system. Many of our current and potential competitors possess greater name recognition and financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than we can. Because of growth in the marketplace, we anticipate increased competition from other sources, ranging from emerging to established companies. We believe that the principal factors affecting competition in the industry include applied technology, product performance, price and customer service. We cannot be certain that we will be able to compete successfully in the future against existing or potential competitors.

      We believe that we are able to sustain our competitive position in the industry because:

      o our principal officers, security analysts, design personnel and sales persons have an aggregate of over 200 years of combined experience in the security industry;

      o we have the ability to analyze security risks, design, engineer and manufacture products customized to a client's requirements;

      o     our products address a wide range of security requirements;

      o our products are among the most technologically advanced and the highest quality available;

      o our products are flexible in that many of them can be configured and customized to meet a client's specific needs and can be integrated with each other in new or existing security systems;

      o our products are reliable, and relatively easy and inexpensive to install and maintain;

      o we have been successful in teaming with large multinational companies to market and incorporate our products into their product offerings, thereby contributing to the credibility and efficacy of our products.

Manufacturing.

      We maintain manufacturing operations at our facilities in New Jersey and Alabama. These activities include the procurement of materials, product assembly and component integration, product assurance, quality control and final testing. Our manufacturing facilities in New Jersey were inadequate to satisfy the anticipated demand for our products under the USAF contract award. Therefore, we have leased 2,600 square feet of manufacturing space which became available bordering our premises affording us the flexibility to enlarge our manufacturing facilities, increase equipment and hire additional personnel as required to fill orders for product without undue delay. Further, we are planning to open a logistical engineering and sales support facility in Virginia to support the USAF contract and expand our government base to cover the expected market for our products which may result from The Homeland Security Act.

      Compliance with environmental laws has no impact on our manufacturing or other operations.

Sources and Availability of Components and Manufacturing Materials.

      We purchase the individual components that comprise our products or subcontract the manufacture of specific subsystems to third parties. We are not dependent on any one supplier for the components of our products and, in the event of any disruption in supply or discontinuation of production by any of our present suppliers; we believe that the components used in our products are available from numerous sources at competitive prices. Various aspects of the software programming required in connection with our computer products are designed and written by in-house personnel or are subcontracted to third parties.

      We have not entered into any long-term contracts for the purchase of components but rather rely on rolling forecasts to determine the number of units we will sell and the components required. We maintain an inventory of certain long-term lead items required in the manufacture of our products, as reflected in our balance sheet. To date, we have been able to obtain supplies of these components and we believe that adequate quantities are available to meet our needs.

Intellectual Property and Other Proprietary Rights.

      Proprietary protection for our technological know-how, products and product candidates are important to our business. Currently, we rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We also rely on a combination of trade secret protection and non-disclosure agreements to establish and protect our proprietary rights.

      Our success is dependent to a great extent on our proprietary knowledge, innovative skills, technical expertise and marketing ability. Our intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position.

      We have obtained trademarks in the United States, South Korea, United Kingdom and Saudi Arabia for "FOIDS(R)" (Fiber Optic Intelligent Detection System); "IPID(R)" (Infrared Perimeter Intrusion Detection); "RDIDS(R)" (Rapid Deployment Intrusion Detection System); "IDMS(R)" (Intrusion Detection & Monitoring System). We have also filed for trademarks in other countries.

      We require all employees, consultants and contractors to execute non-disclosure agreements as a condition of employment with or engagement by the Company. We cannot be certain, however, that we can limit unauthorized or wrongful disclosures of unpatented trade secret information.

      Although we continue to implement protective measures and intend to defend our proprietary rights, policing unauthorized use of our technology or products is difficult and we cannot be certain that these measures will be effective or successful.

Research and Development.

      The forces that drive the design and development of new products include the need to meet new security threats, incorporate newly developed technologies or to satisfy a client's unique security requirements. We research and assess threat and vulnerability issues at selected facilities within our target markets and design and engineer products in-house with outside consultants as necessary and in conjunction with joint venture partners, to meet the needs of clients based upon the results of such research. We investigate new and emerging technologies in the security industry and seek to license certain technologies which we then incorporate into our products.

      During the years ended June 30, 2005 and 2004, we expended $285,916 and $322,912, respectively on research and development activities.

Product Warranty.

      IPID(R) sensors are warranted for ten (10) years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted for one year from date of purchase. FOIDS(R) processors are warranted for a ten (10) year period. For the years ended June 30, 2005 and 2004, net expenses attributable to warranties were not material.

Technology Licensing Arrangements.

      As we endeavor to design and manufacture the most effective and efficient technology based security solutions, we review and investigate new and emerging technologies that have application in the security industry. Frequently, we seek to incorporate these technologies into our systems. We are party to agreements to use certain technologies including licenses with Lucent Technologies, Visage, Inc., and Hyperdyne, Inc.

Employees.

      As of August 6, 2005, we employed twenty-eight (28) individuals on a full-time basis including six (6) design and engineering staff, eight (8) manufacturing and assembly employees, five (5) marketing employees, two (2) project managers and seven (7) administrative employees. A number of the employees serve in multiple capacities. For example, Arthur Barchenko serves as our President but is also an integral member of the Company's marketing team. Our manufacturing staff may oversee site installation of the products.

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

Risk Factors.

      An investment in our common stock involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this Form 10-KSB, before deciding to purchase our securities.

      This Form 10-KSB also contains statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. The words believe, estimate, anticipate, project, intend, expect, plan, outlook, scheduled, forecast and similar expressions are intended to identify forward-looking statements.

      Statements and assumptions with respect to future revenues, income and cash flows, are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section, could affect our forward-looking statements and actual performance.

RISKS RELATING TO OUR BUSINESS

Some of our orders and contracts may be cancelled on short notice with little or no penalty.

      Some of our contracts are subject to cancellation by clients upon short notice with little or no penalty so we cannot be certain that our backlog will be filled. The contracts we enter into with government entities are often awarded prior to legislative funding appropriations to support those contracts. Consequently, the entire amount of orders and contracts received from these entities may never be funded. If a substantial portion of our backlog orders is cancelled, our business, operating results and financial condition could be materially and adversely affected. In addition, the cancellation of a substantial portion of booked orders would negatively impact other areas of our business. For example, if we have booked orders from a large customer and the customer cancels its order, it would greatly affect our operating results for the period during which we would have recognized revenues from that customer. This could cause our stock price to fluctuate and make it difficult to evaluate the Company. Moreover, cancellation of a booked order after we have ordered components and materials to manufacture systems could result in the Company having excess inventory with no corresponding income.

During the fiscal year ended June 30, 2005, we generated approximately 76% of our revenues from goods sold and services rendered to two customers. A substantial decrease in revenues generated from contracts for these customers could have an adverse effect on our business unless we were able to identify other customers.

      During the fiscal year ended June 30, 2005, two customers accounted for approximately 76% of our revenues. One of these customers accounted for approximately 50% of our revenues during fiscal 2004. A significant decrease in business from these customers and the revenues lost, if we are unable to replace them, would have a material adverse effect on our business, financial condition and results of operations.

Because our sales tend to be concentrated among a small number of customers during any period, our operating results may be subject to substantial fluctuations. Accordingly, our revenues and operating results for any particular quarter may not be indicative of our performance in future quarters, making it difficult for investors to evaluate our future prospects based solely on the results of any one quarter.

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

We rely on rolling forecasts when ordering components and materials for the manufacture of our products which could cause us to overestimate or underestimate our actual requirements. This may result in an increase in our costs or prevent us from meeting customer demand.

      We use rolling forecasts based on anticipated orders to determine component requirements. Lead times for materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, our component requirement forecasts may not be accurate. If management overestimates our component requirements, we may have excess inventory, which would increase our costs. If management underestimates component requirements, we may have inadequate inventory, which could interrupt manufacturing and delay delivery of product to customers. Any of these occurrences would negatively impact our business and results of operations.

Our product offerings involve a lengthy sales cycle and management may not anticipate sales levels appropriately, which could impair profitability.

      Our products and services are designed for medium to large commercial, industrial and government facilities, such as military installations, office buildings, nuclear power stations and other energy facilities, airports, correctional institutions and high technology companies desiring to protect valuable assets and/or prevent intrusion into high security facilities. Given the nature of our products and customers, sales cycles can be lengthy as customers conduct intensive investigations of specific competing technologies and providers. Moreover, orders received from governments may be subject to funding appropriations which may not be approved. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control.

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

      During the fiscal years ended June 30, 2005 and 2004, we generated approximately 5% and 11%, respectively, of our business from projects outside the United States. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

      o unexpected changes in or impositions of legislative or regulatory requirements;

      o potential hostilities and changes in diplomatic and trade relationships; and

      o     political instability.

      One or more of these or other factors not referenced herein or now known to us could materially impact our business and results of operations could suffer.

We depend on our relationships with strategic partners as a source of business and our business and results of operations could suffer if these relationships are terminated.

      We have entered into strategic partnerships or teaming arrangements with several large multinational corporations that promote our products and services and incorporate our products into their projects. In the event that we are unable to maintain these strategic relationships for any reason, our business, operating results and financial condition could be adversely affected.

We compete against entities that have significantly greater name recognition and resources than our Company, enabling them to respond more quickly to changes in customer requirements and allocate these resources to marketing efforts.

      The security industry is highly competitive and continues to become increasingly so as security issues and concerns have become a primary consideration at both government and private facilities worldwide. Competition is intense among a wide ranging and fragmented group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting firms, engineering and design firms and others that provide individual elements of a system, some of which are larger than us and possess significantly greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products that meet customer requirements or are otherwise superior to our products and may be able to more effectively market their products than we can because of the financial and personnel resources. We cannot assure investors that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially and adversely affected.

We rely on suppliers for principal components used in our products, and disruptions in supply or significant increases in component costs could materially affect our business.

      We rely on suppliers for several key components utilized in the manufacture of our products. Our reliance on suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. To date, although we have not experienced any disruption in supplies of components, we cannot assure you that there will not be a disruption of our supplies in the future. Disruption or termination of the supply of components could delay shipments of products and could have a material adverse affect on our business, operating results and financial condition.

If our subcontractors fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

      Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

Our services and reputation may be adversely affected by product defects or inadequate performance.

      In the event our products do not perform to specifications or are defective in any way, our reputation may be adversely affected and we may suffer a loss of business and a corresponding loss in revenues.

If we are unable to retain key executives or hire new qualified personnel, our business will be adversely affected.

      Our success greatly depends on our ability to retain existing management and attract key technical, sales, marketing, information systems, and financial and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Arthur Barchenko and Joseph McAndrew, our President and Vice President, respectively, and our key marketing personnel. The loss of any of these people could have a materially detrimental effect on our business. We have not entered into employment agreements with any of these people. We do not maintain key person life insurance on any of our personnel. In addition, we are seeking to engage senior sales staff and if we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

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

      As part of our long-term growth strategy, we may seek to acquire or make investments in complementary businesses, technologies, services or products or enter into strategic relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time, we may enter into discussions and negotiations with companies regarding acquiring, investing in, or partnering with their businesses, products, services or technologies. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. Acquisitions often involve a number of special risks, including, but not limited to, the following:

      o difficulty integrating acquired operations, products, services and personnel;

      o     disruption of our ongoing business;

      o inability to successfully incorporate acquired technology and rights into our product offerings and maintain uniform standards, controls, procedures, and policies;

      o     inability to retain key personnel of the acquired Company;

      o the businesses we acquire may fail to achieve the revenues and earnings anticipated; and

      o we may ultimately be liable for contingent and other liabilities, not previously disclosed.

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

RISKS RELATING TO OUR COMMON STOCK.

As we issue additional equity securities in the future, including upon conversion of any of our preferred stock, share ownership will be diluted. In particular, one of our outstanding classes of preferred stock has a full ratchet anti-dilution provision that could significantly dilute our stockholders.

      Our Certificate of Incorporation authorized the issuance of 15,000,000 shares of common stock. On January 21, 2005, the stockholders voted to increase the number of authorized shares to 30,000,000. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.

      The outstanding shares of our 10% Series B Convertible Preferred Stock (Series B Preferred Stock) currently are convertible into 1,580,000 shares of common stock (the equivalent of $1.00 per share), and the warrants issued in connection with the sale of such stock currently entitle the holders to purchase 1,560,728 million shares of common stock at a price of $1.00 per share. The Series B Preferred Stock and such warrants carry full ratchet anti-dilution provision, such that if we issue convertible or equity securities (subject to certain exceptions, including stock option grants and issuances in connection with certain acquisition transactions) at a price less than the initial $1.00 conversion or exercise price until June 30, 2007, the Series B Preferred Stock conversion price will be automatically adjusted down to that lesser price. For example, if we had a non-exempted issuance at $0.50 per share, the Series B Preferred Stock conversion price would become $0.50, and upon conversion, we would have to issue two times the number of shares we currently are required to issue upon the conversion or exercise of such securities shares. Currently outstanding shares of Series A Preferred Stock are convertible into 420,000 shares of common stock In addition to the conversion rights of the preferred stock, as we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

We have outstanding two classes of preferred stock which have preferences over the common stock as to dividends and liquidation distributions, among other preferential rights.

      As of the date hereof, we have issued and outstanding 367,500 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and 1,580 shares of Series B Preferred Stock (which together with the Series A Preferred Stock is referred to as the "Preferred Stock"). The Preferred Stock affords holders a preference to assets upon liquidation, a cumulative annual dividend and is convertible into shares of common stock, all of which rights impact the outstanding shares of common stock. The Preferred Stock's right to annual dividends makes less likely the possibility that we will declare dividends on the common stock. In the event of a liquidation of the Company's assets, holders of Preferred Stock will have a right to receive as a liquidation payment any remaining assets of the Company prior to any distributions to holders of the common stock and the holders of the Preferred Stock may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights. In addition, holders of common stock will suffer dilution upon any conversion of the Preferred Stock which could reduce the market value of the common stock.

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

      o government regulations may be enacted which affect how we do business and the products which may be used at government facilities;

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

ITEM 2. DESCRIPTION OF PROPERTIES

      Our corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where we lease approximately 12,200 square feet of space divided among administrative (2,600 sq. feet) and manufacturing (9,600 sq. feet) space. We have leased this space through April 30, 2008 at a rent of $5,256 per month increasing to $5,361 per month by the end the lease term. We also lease approximately 2,500 square feet of manufacturing space at 102 Commerce Circle, Madison, Alabama. We have leased this space through February, 2007 at a cost of $2,000 per month. Our newly formed foreign subsidiary in the Middle East leases approximately 2,000 square feet of office space through December, 2006 at a cost of $1,170 per month. Our newly acquired subsidiary, Clarion Sensing Systems, Inc. leases 1,000 sq. ft. of office and laboratory space through 2006 at a cost of $1,520.00 per month. Clarion is located at 3901 W. 30th. Street, Indianapolis, Indiana.

ITEM 3. LEGAL PROCEEDINGS.

      We are not currently party to any legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.

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

--------------------------------------------------------------------------------
                                                                Closing Bid
                                                              High        Low
                                                              ----        ---
--------------------------------------------------------------------------------
   fiscal 2005
--------------------------------------------------------------------------------
   April 1 - June 30                                          1.70       1.07
   January 1 - March 31                                       2.50       1.30
   Oct. 1 - December 31                                       3.20       1.90
   July 1 - September 30                                      2.25       1.10

--------------------------------------------------------------------------------
   fiscal 2004
--------------------------------------------------------------------------------
   April 1 - June 30                                          2.24        .60
   January 1 - March 31                                       1.30        .59
   Oct. 1 - December 31, 2003                                 1.80        .96
   July 1 - September 30, 2003                                1.75        .26

--------------------------------------------------------------------------------

      As of September 9, 2005, ECSI had approximately 196 holders of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

      The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

      Section 4(2) Offerings. The transactions described below reference shares of common stock issued by the Company pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 4(2) thereof:

            Fiscal 2005

                  Corporate Acquisition

      On March 4, 2005, the Company issued 394,682 shares of common stock ("Shares") to Clarion pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(2) thereof. The Shares are being held in escrow pursuant to the terms of an escrow agreement among the Company, Clarion and the Clarion Stockholders in order to indemnify the Company and the Subsidiary from and against, ceratin adverse consequences (as defined in the agreement by which the Company purchased the Clarion stock) which result from an inaccuracy in or breach of any representation, warranty, covenant or other provision set forth in any of the various transaction documents.

                  Exercises of Options

      The transaction described below represents shares of common stock that were issued upon the exercise of stock options:

----------------------------------------------------------------------------------------------------------
Name of Issuee and Relationship to Company (if any)     Date of Issuance       No. of Shares    Price Paid
---------------------------------------------------     ----------------       -------------    ----------
----------------------------------------------------------------------------------------------------------
Edward Snow, Director and Audit Committee Member        June 30, 2005            5,000          $0.88
----------------------------------------------------------------------------------------------------------

Yaser Hasan, employee                                   February 24, 2005       10,000          $0.39
----------------------------------------------------------------------------------------------------------

Gene Rabois, Director and Audit Committee Member        November 10, 2005       37,500          $0.30
----------------------------------------------------------------------------------------------------------

Endeavor Asset Management, Inc.                         November 5, 2004       100,000          $1.00
----------------------------------------------------------------------------------------------------------

Thomas Isdanovich, Vice President                       August 16, 2004         20,000          $0.10
----------------------------------------------------------------------------------------------------------

Eldon Moberg, Vice President                            August 16, 2004         20,000          $0.10
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------

            Exercise of Warrants

      The transactions described below represent shares of common stock that were issued upon the exercise of common stock purchase warrants at a price of $1.00 per share, unless otherwise noted:

------------------------------------------------------------------------------------------------------------
                                                                                         Price Per Share (if
Name of Issuee                                Date of Issuance         No. of Shares     other than $1.00)
------------------------------------------------------------------------------------------------------------
Virginia Casadonte                            January 11, 2005          14,879

------------------------------------------------------------------------------------------------------------
Lipman Capital Group Inc.                     January 11, 2005          59,514

------------------------------------------------------------------------------------------------------------
Diversified Investors of North America        April 14, 2005            40,000           $1.50
                                              April 4, 2005             35,000           $1.50
                                              February 4, 2005          10,000           $1.50
                                              March 4, 2005             20,000           $1.50
                                              March 23, 2005            30,000           $1.50

------------------------------------------------------------------------------------------------------------
John Pappajohn                                December 22, 2004        200,000

------------------------------------------------------------------------------------------------------------
Kathleen Zomack, employee                     November 16, 2004          5,000           $0.39

------------------------------------------------------------------------------------------------------------
Endeavor Asset Management                     November 5, 2005         100,000

------------------------------------------------------------------------------------------------------------
Corsair Capital Partners, L.P.                November 5, 2005         112,000

------------------------------------------------------------------------------------------------------------
Corsair Select, L.P.                          November 5, 2005          60,000

------------------------------------------------------------------------------------------------------------
Corsair Capital Investors, Ltd.               November 5, 2005          16,000

------------------------------------------------------------------------------------------------------------
Corsair Long Short International, Ltd.        November 5, 2005           6,667

------------------------------------------------------------------------------------------------------------
Corsair Capital Partners 100, L.P.            November 5, 2005           5,333
------------------------------------------------------------------------------------------------------------

            Conversion of Debt

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

            Preferred Stock Conversion

      The transactions described below represent shares of common stock issued upon conversion of shares of Series A Preferred Stock by the holders thereof, all of whom acquired their shares in the March 2002 506 offering, in accordance with the terms of said class of stock.

            Fiscal 2005

      On May 20, 2005, the Company issued 28,570 shares of common stock to Edward Rotter.

      On August 16, 2004, five persons not affiliated with the company or each other converted an aggregate of 150,000 shares of Series A Preferred Stock into an aggregate of 171,426 shares of common stock.

      On July 6, 2004, the Company issued an aggregate of 85,712 shares of common stock to two persons upon the conversion of 75,000 shares of of Series A Preferred Stock.

            Fiscal 2004

      On January 9, 2004, the Company issued 12,500 shares of common stock to Mark Goodman, M.D.

      On December 12, 2003, the Company issued 12,500 shares of common stock to Mitchell Finesod.

            Fiscal 2003

      On January 17, 2003, the Company issued 50,000 shares of common stock to Dominic Bassani.

      On July 15, 2003, the Company issued 25,000 shares of common stock to Fred Franks.

      On March 20, 2003, the Company issued an aggregate of 287,500 shares to Angela Sabella, Douglas J. Bowen and Jeffrey Kessler.

      On February 10, 2003, the Company issued 25,000 shares of common stock to TCMP 3 Partners.

            Exercises of Options

      The transactions described below represent shares of common stock that were issued upon the exercise of statutory stock options.

      In June, 2005, Edward F. Snow, a director of the Company exercised options for 5,000 shares of Common Stock. He paid an exercise price of $0.88 per share.

            Issuance of Warrants

      On January 2, 2005, the Company issued warrants to Lipman Capital Group LLC to purchase 100,000 shares of common stock for a period of six months from date of registration of the underlying shares of common stock at an exercise price of $1.20 per share for services rendered.

      On June 30, 2004, the Company issued warrants to purchase up to an aggregate of 2,200,000 shares of common stock for a period of of four years and an exercise price of $1.00 per share in connection with the sale of Series B Preferred Stock, as more fully described above.

      Issuance of Options Under Stock Option Plan

      The transactions described below represent options issued by the Company under and subject to the provisions of the 1986 Stock Option Plan (as extended) and were issued in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933.

            Fiscal 2005

      On January 21, 2005, the Company issued stock options to the persons named below at a price of $2.40 per share. The options are exercisable for a period of ten years from the date of the grant and vest in equal annual installments over a five-year period commencing in 2005.

            Arthur Barchenko, Officer      50,000/year =  250,000
            Natalie Barchenko, Officer     30,000/year =  150,000
            Joseph McAndrew, Officer       10,000/year =   50,000
            William Ruffa, Counsel         5,000/year =    25,000
            Stephen Rossetti, Director     5,000/year =    25,000
            Gene Rabois, Director          5,000/year =    25,000
            Thomas Donahue, Director       5,000/year =    15,000
            Edward Snow, Director          5,000/year =    25,000

            Fiscal 2004

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

      On January 2, 2004, the Company granted options to purchase an aggregate of 155,000 shares of common stock to the persons named below, all of whom are officers and or directors of the company, in the amounts specified opposite their respective names. The options are exercisable for a period of ten years at a price of $1.00 per share, except as otherwise noted.

      Arthur Barchenko           50,000
      Natalie Barchenko          50,000
      Mark Barchenko             10,000
      Joseph McAndrew            10,000
      Jake Muller                 5,000
      Thomas Isdanavich          10,000
      Eldon Moberg                5,000
      Richard Stern               5,000
      Lil Tsipouras              10,000

            Fiscal 2003

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

      Issuance of Securities for Services or in Satisfaction of Obligations

      On April 13, 2005, the Company issued 10,000 shares of common stock to James Janis in payment of director's fees for the 2003 fiscal year.

      In February 2004, the Company issued an aggregate of 85,000 shares of its common stock, including 30,000 shares to directors and 35,000 to consultants for services rendered in the aggregate amount of $96,900, or a price of $1.14 per share, pursuant to the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof..

      Issuance of Securities Pursuant to Rule 506. The Company issued the following securities pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Rule 506 of Regulation D:

      On June 30, 2004, the Company consummated the issuance of (i) 2,000 shares ("Preferred Shares") of 10% Series B Convertible Preferred Stock, and (ii) Unit Warrants to purchase 2,000,000 shares of the Company's common stock to eight institutional and other accredited investors. In addition, the Company issued to certain persons who identified the investors in the Preferred Shares Finders' Warrants to purchase 200,000 shares of the Company's common stock. The sale of the Preferred Shares and Unit Warrants resulted in $2 million in gross proceeds to the Company prior to the exercise of the Warrants. The Preferred Shares are initially convertible into an aggregate of 2 million shares of common stock. The Company agreed to file a registration statement in respect of the common stock issuable upon conversion of the Preferred Shares and the shares of common stock underlying the Warrants. The effective price in the private placement was $1,000 for each unit. Each unit consists of one Preferred Share and a Unit Warrant to purchase 1,000 shares of common stock. The unit purchase price was determined based on negotiation between the company and the purchasers of the units. The Unit Warrants have an exercise period of four years and an exercise price of $1.00 per share. The Unit Warrants are exercisable in cash, and, under certain circumstances, allow for cashless exercise, representing a potential $2 million in additional proceeds. The company could realize and additional $200,000 in proceeds from the sale of the Finders' Warrants.

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

Fiscal 2005 Accomplishments

      Fiscal 2005 was an important year for the Company because:

      o We obtained verbal authorization to proceed on the Tinker Air Force Base contract after completing our 95% design review on schedule. Since the 95% design review, as of June 30, 2005, we have shipped products or rendered services values at approximately $3,472,000 in connection with this project.

      o We received $640,000 from the exercise of common stock warrants exercised in the second fiscal quarter of 2006 ended on December 31, 2004.

      o We entered into agreements with Hudson Marine/Hudson Trident and Amata Inc. Hudson Marine/Trident provides effective solutions to all security problems faced in the maritime industry. Amata Inc provides construction management to the Homeland Security and national defense sectors. Currently Amata is a subcontractor of the Company on the Tinker Air Force Base project.

      o The Department of Defense (DoD) increased the amount to be spent to secure Tinker Air Force Base by $500,000 bringing the total to approximately $4.8 million.

      o We entered into a strategic alliance with SIGCOM an organization specializing in a broad array of information technology and technical services to the Federal Government and ECSI expects to expand its sales and services to all areas of government.

      o Arthur Barchenko addressed the 21st International Port Conference in Alexandria, Egypt and presented a white paper outlining a multi-phased security approach for port facilities.

      o We acquired the assets of Clarion Sensing Systems, a provider of proprietary nuclear, bio-chemical and radiological remote monitoring sensor systems for air and water applications, for an aggregate purchase price of approximately $1.4 million, including the issuance of 394,682 shares of common stock and the assumption of $655,587 of certain liabilities of Clarion of which the Company already has paid approximately $413,144. We believe that the remote environmental monitoring sensor systems we can offer as a result of this acquisition enhance our product line and we expect to see rapid growth in sales of these products over the next several years.

      o We formed an advisory board comprised of representatives from government, academia and industry.

      o We selected Lockheed Martin, a large scale systems integrator with a worldwide customer base, for its expertise in complex electronic security systems, installation, integration and support services as a subcontractor. This alliance is in conjunction with the U.S. Air Force $540M IBDSS award. In turn, Lockheed issued a three-year ID/IQ contract to the Company for technology and support services on Lockheed projects.

      o We received a multi-million dollar commitment from the Israeli Ministry of Defense (MOD) to supply its security technologies for their high threat facilities. ECSI will deliver its primary Perimeter Intrusion Detection Systems (PIDS) designed to prevent unauthorized entry or access to high threat complexes during the current fiscal year 2005 and through fiscal 2006 and possibly 2007. The first release amounts to over $230,000.

      o We were selected as a technology supplier for the National Capital Security Program. The program addresses transportation and other essential infrastructure for the Washington, Maryland and Virginia area. The multi-million dollar National Capital Security Program is scheduled to move ahead in fiscal 2006.

Results of Operations

Year Ended June 30, 2005 ("Fiscal 2005 period") Compared to Year Ended June 30, 2004 ("Fiscal 2004 period").

REVENUES. We had net revenues of $5,967,469 for the Fiscal 2005 period, as compared to revenues of $2,061,412 for the Fiscal 2004 period, an increase of approximately 190%. Of the revenues reported in the Fiscal 2005 period, approximately 95% was domestic and 5% was related to international projects. The increase in sales in the Fiscal 2005 period is primarily attributable to the award of Tinker Air Force Base by the DoD and release of other certain projects that were awaiting funding and/or the approval of submittal drawings. The funding and/or submitted drawings are related to domestic projects. Foreign governments as well as private industrial concerns overseas have slowed the release of other anticipated projects.

GROSS MARGINS. Gross margins for the Fiscal 2005 period were 40.82% of revenue as compared to 54.95% of revenue for the Fiscal 2004 period. The decrease in the Fiscal 2005 period is primarily due to an increase in the order mix for lower gross margin subcontractor services related to the Tinker A.F.B. contract, as compared to the Fiscal 2004 period, where the fulfillment of orders mostly entailed the shipment of higher gross margin products and services.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses decreased 11.5% in the Fiscal 2005 period to $285,916 from $322,912 in the Fiscal 2004 period. R&D in the Fiscal 2005 period was for upgrades to existing products and systems and for new product development work on the Fiber Optic Intrusion Detection System (FOIDS(R))..

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased about 17.89% in the Fiscal 2005 period to $2,101,435 from $1,782,534 in the Fiscal 2004 period. The increase in Fiscal 2005 is primarily the result of management's action to increase certain fixed overhead and payroll costs commencing January 1, 2005 to support higher revenues. The increase was also partially due to the write-off of certain accounts receivable totaling $200,025 due to the projects not being funded.

STOCK BASED COMPENSATION. In the 2005 period, we issued immediately vested stock to a consultant valued at $120,000. In the Fiscal 2004 period, we issued immediately vested stock and stock options to various employees, consultants and to the directors valued at $117,200. Stock-based compensation is non-cash and, therefore, has no impact on our net worth, cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the Fiscal 2005 period was $118,029 as compared to $105,916 for the Fiscal 2004 period. The increase was attributable to the higher average amount of outstanding debt balances.

INTEREST AND DIVIDEND INCOME. Interest income in the Fiscal 2005 period was $15,498 as compared to $3,128 in the Fiscal 2004 period. The increase was due to certain investments and certificate of deposit.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $48,899 for the Fiscal 2005 period and $42,633 for the Fiscal 2004 period. The first foreign subsidiary was formed in January 2002 and commenced operations in May 2002. In January 2003, it ceased to exist as an operating subsidiary and the assets were transferred to a newly created foreign subsidiary. We established the new foreign operating subsidiary, in which we own a 70% interest, to conduct our business in the Middle East.

INCOME TAX BENEFIT. In the Fiscal 2005 period, we did not recognize any tax benefits from current year net operating loss. In the Fiscal 2004 period, we recognized $31,300 of tax benefits from the current year net operating loss, which will be used to offset taxable income in a future.

NET LOSS. Net loss before dividends for the Fiscal 2005 period was $(122,196) as compared to a loss of $(1,118,656) for the same period in Fiscal 2004.

Dividends Related to 10% Series B Convertible Preferred Stock.

      We recorded dividends totaling $199,306 on our Series B Convertible Preferred Stock in Fiscal 2005. In lieu of a cash payment we have elected under the terms of the agreement by which sold these securities to add this amount to the stated value of the Series B Convertible Preferred Stock. We recently declared and paid dividends equal to $154,967 on our Series A Convertible Preferred Stock for the years ended March 14, 2004 and 2005 which were paid via the issuance of 100,628 shares of our Common Stock. In addition, we recorded a deemed dividend totaling $1,044,147 in fiscal 2004 to reflect the beneficial conversion price of our Series B Convertible Preferred Stock as compared to the prevailing market price of the common stock on the date of commitment. This adjustment has no impact on our net equity since the offset to the deemed dividend is an offsetting increase in additional paid-in capital.

Liquidity and Capital Resources

      At June 30, 2005, we had working capital of $3.20 million compared to $3.01 million at June 30, 2004. Net cash used by operating activities for fiscal 2005 was $923,953 as compared to net cash used by operating activities of $1,411,859 for fiscal 2004.

      Inventory has increased by $330,196 since the beginning of fiscal 2005 and should decrease during the first quarter of 2006 for shipments on committed projects that have been released. Accounts receivable relative to sales volume has improved somewhat. Day's sales outstanding (DSO) were 86 days at June 30, 2005 as compared with 139 days at June 30, 2004. This is due to certain payments being held until final completion of projects in to occur in fiscal 2006.

      Accounts payable and accrued expenses have decreased $571,403 in the fiscal 2005 period as payments to vendors have been accelerated to match the timelier collection of receivables.

      Investing activities for fiscal 2005 included the cash used for the Clarion acquisition. In addition we purchased $95,683 of equipment and software required to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward.

      We realized net proceeds of $783,850 from the exercise of outstanding stock options and warrants in fiscal 2005. In addition, financing activities in fiscal 2005 included the repayment of a short-term loan in the amount $250,000 from the proceeds of the June 2004 private placement.

      In November 2004, our revolving line of credit of $500,000, was converted into a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 8% per annum. The loan is secured by substantially all of our assets, a $250,000 certificate of deposit, and the personal guaranty of Arthur Barchenko. In addition, we have a five-year $500,000 term loan which is payable in monthly installments of $8,333 plus interest at the rate of 7.5% per annum. In connection with our acquisition of Clarion Sensing Systems, we assumed an existing bank debt totaling $117,342. The debt is to be repaid in 34 monthly installments in the amount of $2,750 plus interest and is secured by the former officers and directors of Clarion Sensing Systems and ECSI International Inc.

      To achieve all the elements of our growth strategy and the desired outcome of a sustainable and continuous growth rate through our teaming and contractual relationships, we must devote additional capital resources to our sales and marketing efforts and product development. We have used a significant portion of the proceeds derived from the $2,000,000 private placement we completed at the end of June 2004 toward this end.

      We plan to invest in or acquire other entities in the security technology industry to expand our product offerings to meet all possible security threats, including emerging security risks. For example, we have to determined to add an acoustic detection technology to our portfolio of security technologies and will seek to purchase or license such a technology or acquire a company that possesses such technology. We will remain attentive to other opportunities as they arise. We may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we likely will have to obtain third party financing. Therefore, we are continuing to pursue additional capital through selected investment banking firms.

      We believe that our financial condition continues to remain dependent upon our ability to:

      o     collect invoices in a consistent timely fashion;

      o     continually generate new business; and

      o obtain sources of financing to take advantage of business and acquisition opportunities as they arise.

      We have shipped orders to clients as required by our agreements and the more timely receipt of payment for such orders over the last year has improved our cash flow. We currently have sufficient orders and business to ensure our financial stability for the foreseeable future. We expect that cash on hand together with cash generated from operations and the exercise of outstanding warrants will be sufficient to provide for our working capital needs. We remain committed to pursuing acquisitions that may add to our revenues and enhance both our product line and, ultimately, our ability to compete in our industry. It is likely that we will require additional financing or other sources of capital to complete any acquisitions, as well as take advantage of any major business opportunities that arise. We also may seek other sources of funding, though we cannot be certain that any such funding will become available on favorable terms.

Discussion of Results, Business Outlook and Identifiable Industry Trends

      Discussion of Results

      Revenue and earnings results during the past fiscal year have met our revised sales forecasts due to funding constraints by the DoD. Although we did not see the acceleration of spending in our segment of the security industry that we expected as a result of the continuing terrorist threat both domestically and abroad, we still achieved a 190% increase in sales over fiscal 2004 ($5,967,49 in 2005 as compared to $2,061,412 in 2004). Although The
Homeland Security initiatives proposed by the United States Congress during the last two years have not been adequately funded, we believe that previously proposed Department of Defense ("DoD") and Department of Homeland Security projects will move ahead in fiscal 2006.

      During the last fiscal year, we were disappointed at the pace at which the government appropriated funds to base upgrades under the U.S DoD IBDSS $540,000,000. Of the twelve bases selected for upgrade under the program, funds were appropriated for upgrades to only three bases last year, for one of which we acted as the prime contractor. It is our understanding that funds have been appropriated to commence upgrading 3 or 4 bases in the coming year and that such work may begin in December 2005. We expect to submit bids to serve as the prime contractor on all base upgrades but cannot be certain that we will be awarded any of these projects.

      How do we plan to address the uneven results of operations we have experienced over the last several years?

o We are diversifying and developing our target markets through company marketing and sales personnel to increase market penetration by developing airport, port, naval, border, pipeline, petro, chemical, water resource, State Department and Department of Energy security projects, domestically and internationally.

o We have hired our own professional marketing and sales staff; entered into mutual ID/IQ contracts with Lockheed Martin to aggressively target and then jointly pursue military and government security projects; developed a working relationship with KBR/KUK, a division of Halliburton, and obtained approval of the State Department for ECSI to work on the U.S. Embassy program; developed a working relationship with Exxon Mobile and Honeywell Technology Solutions; entered into a mutual contract relationship with Lockheed Martin TSS on IBDSS and other programs CONUS/OCONUS.

o We have filed with the Deptartment of Defense to obtain top secret clearances for projects within the Deptartment of State and have obtained interim facility top secret clearance while staff members are being processed.

o During the third quarter of fiscal 2005, we completed the acquisition of the assets of Clarion Sensing Systems to develop opportunities in the water and agricultural security market. Clarion is an innovative technology leader that integrates complete systems to remotely monitor, analyze, and communicate information about water and air quality.

o We continued to perform under existing agreements and to render services and supply products at Tinker Air Force Base, Hanscom Air Force Base, Duke nuclear power facilities, the Israeli Ministry of Defense and other facilities.

o We submitted bids on ten new projects for work to be performed at our Clifton, NJ and Madison, AL facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by clients upon short notice with little or no penalty, as is typical in our industry. Moreover, contracts we enter into with government entities are often awarded prior to legislative approval of the funding to support those contracts and, consequently, the entire amount of orders and contracts received from these entities may never be funded.

      We believe these steps and others we expect to implement during fiscal 2006 will help us to achieve revenue stability and consistent and steady growth in the years ahead.

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

      As global economic prospects began to change during 2005, orders and commitments increased. Currently, purchase order commitments continue to grow. However, our historical results have taught us that the release of funds that support contracts and orders may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus we cannot be certain as to the total realized value and revenue which we will generate from committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments sometime within the next 12 to 18 months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

      The Security Industry

      The security industry as a whole has not changed. The security market historically has been a product oriented opportunity for manufacturers, both within the United States and internationally. The difficulty the industry traditionally has faced has been the ability to develop a standard security platform that would permit systems integrators to design a seamless interface between the multiple products and subsystems required to address threats in high-security environments. A number of companies are attempting to develop platforms that address seamless integration of multiple technologies. We expect this trend continuing for the foreseeable future, since the demand for integrated platforms will continue.

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

      Further, the security industry, which has been characterized by a fragmented and wide ranging group of single-product manufacturers and small service providers, has begun to consolidate as multi-national corporations acquire smaller market and single product entities to form multi-technology corporations. We believe this trend will continue. Therefore, teaming relationships will be important for independent entities in the security field to thrive and grow in the years ahead. To address this consolidation, we have implemented a corporate account development department both to work with and support the large corporate integrators and to establish teaming agreements going forward. We believe that our technologies and capabilities compliment those of the large system integrators in the security industry both domestically and in the international arena thereby allowing us to work together on major projects.

      Business Approach and Outlook

      Over the last several years we have sought to develop the contacts and relationships enjoyed by our directors by obtaining introductions to potential strategic partners. The strategic relationship framework provides a comprehensive and thorough mechanism for developing and implementing corporate strategy. Our board of directors determined early in our existence that given our size and the criticality of our business situation that the strategic relationship framework would provide us with a non-resource exhaustive and more expedient and efficient means of entering new markets. This approach has met with considerable success and we continue to seek strategic alliances.

      During this past fiscal year we formed an advisory board comprised of representatives from government, academia and industry to share their expertise and provide guidance in building a sound foundation for future growth.

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

      During April 2005 we renewed our relationship with a financial public relations firm to disseminate information about our Company to the investment community and increase public awareness of and interest in our stock. We hope that the efforts of this entity will broaden the appeal of our stock and facilitate our ability to raise funds for expansion activities as required.

      In March and April of the last quarter, Taglich Brothers, Inc. and Micro Cap Gems, financial analysts firms, began to monitor the Company's results and issue financial reports on the Company to investors through their website and distribution channels.

      Sales continue to be materially dependent upon the ability of Arthur Barchenko, our President, to generate orders and sales to meet our revenue objectives. In the past, Arthur Barchenko has been responsible for the majority of our sales. We expect this to change as our marketing and sales team has begun to develop a significant amount of accounts and new proposals.

      We believe we are well positioned for economic success during fiscal 2006 and beyond. A number of factors contribute to this outlook.

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

o Our selection by the United States Air Force, Force Protection Office, as one of four companies, among two multinational and two small business organizations, entitling us to submit proposals to obtain contracts to supply and install security system upgrades for thirty-four (34) military facilities worldwide over a five year period with a total value in excess of $540 million, which, since the date of such award, has increased to two hundred thirteen (213) fixed and two hundred (200) tactical bases and over $1.3 billion in total value.

o We estimate that orders recently received including nuclear power station security upgrades, Hanscom A.F. tactical equipment purchases and IDF - MOD P.O. purchase order commitments, and a multi-million dollar classified border security project in Eastern Europe (which is awaiting release) and the U.S. Air Force IBDSS contract will amount to $8,500,000.

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

Accounting for Income Taxes - The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $515,553 has been recorded against our deferred tax asset at June 30, 2005.

Recently Issued Accounting Pronouncements

      In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS

123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005

      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation expenses for employee stock options. Accordingly, the adoption of SFAS 123(R)'s, fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 2 to the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in the years ended June 30, 2005 and 2004 for such excess tax deductions.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers.

      The following table sets forth certain information about our directors and executive officers as of September 9, 2005:

--------------------------------------------------------------------------------
                                                              Year First
      Name                     Position              Age      Became A Director
      ----                     --------              ---      -----------------
--------------------------------------------------------------------------------

Arthur Barchenko       President and Director         72      1976

--------------------------------------------------------------------------------
Richard Stern          Vice President                 55

--------------------------------------------------------------------------------
Eldon Moberg           Vice President                 55

--------------------------------------------------------------------------------
Thomas Isdanavich      Vice President                 57

--------------------------------------------------------------------------------
Joseph McAndrew        Vice President                 51

--------------------------------------------------------------------------------
Mark Barchenko         Vice President-Marketing       49

--------------------------------------------------------------------------------
Natalie Barchenko      Treasurer and Director         71      2001

--------------------------------------------------------------------------------
Gene Rabois            Director                       60      1989

--------------------------------------------------------------------------------
Robert F. Reiter       Director                       55      2001

--------------------------------------------------------------------------------
Edward Snow            Director                       66      2000

--------------------------------------------------------------------------------
Thomas F. Donahue      Director                       55      2004

--------------------------------------------------------------------------------
Stephen Rossetti       Director                       54      2004

--------------------------------------------------------------------------------
Martin Harmless        President-Clarion Sensing
                       Systems Inc.
--------------------------------------------------------------------------------

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

      Eldon Moberg joined us in 1996 as the Vice President of the FOIDS product division and has served as our Vice-President since July 1, 1999. Mr. Moberg is responsible for establishing the FOIDS manufacturing and test facility in Madison, Alabama. Prior to joining us, Mr. Moberg was the Production Supervisor for Mason & Hanger National, Inc. a company engaged in the manufacture and marketing of our FOIDS product line. Thereafter, as Production Supervisor, he was responsible for planning and scheduling personnel, materials and equipment to support product manufacture. Before entering private industry, Mr. Moberg served for twenty years in the United States Army where he gained experience as senior radar repair technician for several Army Air Defense systems, team leader for missile system direct support maintenance and training developer for newly acquired Army missile systems.

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

      Mark Barchenko joined us in 1993 and has served as our Vice-President of Marketing on two separate occasions most recently since 2004. He has focused his marketing and business development efforts on Southeast Asian government projects and U.S. airports and maritime facilities. Mr. Barchenko spearheaded the IS09001-2000 quality program based on the international standard of operation, from inception through registration during 2000. Mr. Barchenko is active with American Defense Preparedness Association, and American Society of Industrial Society. He served on the Radio Technical Commission for Aeronautics Committee 183 for upgrade of FAR 107.14(a) and (b) as a member of the special access control security task force for the Federal Aviation Administration. Federal Aviation Regulation 107.14 (FAR 107.14a and b) is the document produced by RTCA committee 183 for the security upgrade of the access control system and universal access control system requirements for civilian commercial and shared civilian/military airports under U.S. jurisdiction. Mr. Barchenko holds a U.S. patent titled "Jet Propulsion Engine Assembly for Aircraft."

      Gene Rabois has served as a member of the Board of Directors since October 1, 1989 and as a member of the Audit Committee since 2002. Previously he was employed at ECSI as Chief Financial Officer. Mr. Rabois has more than thirty years' experience in accounting and finance, Securities and Exchange Commission financial reporting, installation and management of computer systems and control and administration of corporate financial affairs. He served as controller for SJT Imaging, Inc., a printing concern, through May, 2004 and currently as controller at e.comm Technologies, East Hanover, NJ.

      Natalie Barchenko has been a director and the Treasurer of ECSI since 2001. During the last ten years, she has been actively involved with the day to day operations of the Company in the areas of human resources, order entry, invoicing, advertising and sales materials. Natalie now serves as a member of the SOX 404 Audit Committee. She is married to Arthur Barchenko, President and CEO of ECSI

      Edward Snow has been a director of ECSI since June 2000. From October 1996 to October 1999 he was the co-owner and operated Phoenix Fiber Optics Inc., a manufacturer and marketer of fiber optic products. From October 1999 to October 2000, he has served as the Assistant to the President of Space America Corp. Since 1996, he has acted as a private consultant to the government and industry.

      Robert F. Reiter has been a director of ECSI since November 2001. Since November 1997, he has served as the President of R.F. Reiter & Associates, an engineering consulting firm. Since January 2002, he has been the President of HAZ-X Holdings, Ltd., which engages in non-intrusive inspection engineering and operations. From 1977 through 1997, he was the Vice President of Analytical Systems Engineering Corp. an engineering consulting company.

      Stephen Rossetti joined the Board as a director in October, 2004. Mr. Rossetti is a former senior staff member of the House Armed Services Committee where he had an established reputation as a strident government reform advocate. As director of the Readiness Subcommittee staff, he was responsible for the oversight of the vast Department of Defense infrastructure and combat readiness, directing a subcommittee with nearly $90 billion in annual spending. Over the years, he has served in various capacities with the Department of Defense and received several honors for his services from Congress, the President and the Secretary of Defense. Mr. Rossetti currently serves as President of each of Zegato Solutions and Markquest, Inc.

      Thomas F. Donahue has been a director of the Company since November, 2004. During 2002 and 2003, he was engaged by ECSI to provide financial analysis with respect to corporate operations and potential acquisitions. He is the President of Donahue Consulting and former Vice President & Treasurer of Sensormatic Electronics Corporation and Citibank Universal Card Services. In his consulting business, Mr. Donahue is a contract CFO and corporate finance and management consultant for small cap public and private companies. He teaches advanced corporate financial analysis in an MBA program.

      Martin Harmless has been the President of our subsidiary, Clarion Sensing Systems, Inc. since March 2005. He is an environmental engineer with over 30 years of experience consulting to municipalities, military installations, and governmental agencies on water and air quality issues. His experience in this area includes engineering management of the design and construction of drinking water distribution and treatment plants, and wastewater collection system and waste treatment plant upgrades. Mr. Harmless has supplied remote online water quality systems to the Limited Objective Experiment (LOE) being conducted at Ft. Leonard Wood, MO. He has also supplied critical building environmental monitoring systems to the Naval Surface Warfare Center (NSWC), Crane. Mr. Harmless envisioned these applications and was instrumental in the basic design. Recently, he performed research on the elimination of chlorine as a disinfectant in water and wastewater treatment in order to reduce the amount of this hazardous substance in populated areas. He has expertise in integration of Nuclear, Biological, Chemical, and Radiological technologies through online remote monitoring.

      Advisory Board

      During fiscal 2005, we established an Advisory Board to provide expert analysis and information to the Company regarding security issues and technologies applicable to the industry. The Advisory Board is comprised of representatives from government, academia and industry. The Advisory Board comprises the following persons:

      Dr. Norris Krone, President and CEO of the University Research Foundation
(URF) and its co-founder, directs all aspects of the Maryland Advanced Development Lab. Dr. Krone is a highly decorated Vietnam War veteran. He is a recognized leader in the field of aeronautical sciences and pioneered the development of the technical principles of the forward swept wing aircraft concept, a breakthrough in the field. His has also served on NASA committees: the Aerospace Technology Advisory Committee and the Aerospace Safety and Advisory Panel.

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

      Brad Billet, Deputy Commissioner, United Nations, has a long and distinguished record of emergency and response operations service to his native New York City. As a responder to the September 11th disaster, he was called upon by Mayor Rudolph Giuliani to provide essential services in the rescue and recovery process. In 1997, Mr. Billet was appointed to his present position and is the agency's Chief Operating and Administrative Officer.

      Ambassador (Ret.) Patrick Nickolas Theros has served as the United States Ambassador to Qatar. Prior to this he served as deputy coordinator for counterterrorism where he was responsible for the coordination of all U.S. Government counter-terrorism activities outside the U.S. He also served in various diplomatic positions in other nations as well as in the State Department. He currently heads his own company, Theros & Theros LLP, Washington, DC. which represents firms transacting business in the Middle East and Eastern Europe.

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

      Edward Badolato Col. Ed Badolato (Ret.) is the Executive Vice President for Homeland Security for The Shaw Group, a Fortune 500 corporation. He has a unique background in security, transportation, energy and risk management spanning 30 years and has been involved in numerous high profile programs dealing with security, protection of energy infrastructure, and counterterrorism operations. Under Presidents Reagan and Bush, he served as a Deputy Assistant Secretary at the Department of Energy (1985-1989) where he was the principal director of security, energy contingency planning and international energy security activities. He was responsible for coordinating nuclear emergency response and planning activities and played a leading role in many DOE agencies. He is well experienced in the security of transportation systems, offshore and land based energy facilities, and maritime assets. In 1989, he founded Contingency Management Services, Inc., an international energy security consulting firm. In November 2002, CMS was acquired by the Shaw Group., and he became Executive Vice President for Homeland Security.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended June 30, 2005, all reports required to be filed were filed on a timely basis.

Code Of Conduct And Ethics.

      We have adopted a code of conduct and ethics that applies to our directors, officers and all employees. The code of conduct and ethics will be posted on our website at www. ecsi@anti-terrorism.com by the date of the Annual Meeting of Shareholders, or shortly thereafter. Until that time, the code of business conduct and ethics may be obtained free of charge by writing to Electronic Control Security Inc., Attn: Arthur Barchenko, 790 Bloomfield Avenue, Building C, Suite 1, Clifton, New Jersey 07012

Sarbanes-Oxley 404 Committee.

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

      As constituted, the 404 Committee consists of the following persons who also serve the Company in the capacities set forth opposite their names:

      Mark Barchenko, Vice President Marketing
      Joseph McAndrew, Vice President Operations
      Lil Tsipouras, Controller
      Natalie Barchenko, Director, Treasurer, Manager Human Resources/
        Order Entry Control
      Gene Rabois, Director, Chairman Audit Committee
      Edward Snow, Director, Member Audit Committee
      Thomas Donahue, Director, Member Audit Committee

ITEM 10. EXECUTIVE COMPENSATION

Directors Compensation.

      In addition to reimbursing directors for expenses they incur in attending meetings of the Board or Committees of the Board, the Company pays its directors a fee of $1,000 for each board meeting attended in person and $500 for each board meeting attended telephonically. It is expected that the Company's outside directors will receive an annual award of stock options under the Company's equity incentive plan. The Company reimburses non-employee directors for travel and related expenses for attending board meetings.

Executive Compensation.

      The following table sets forth certain information concerning the annual and long-term compensation of the person serving as the Company's chief executive officer (the "Named Executive") during the last three years. No other executive officers received annual compensation in excess of $100,000 during the last three fiscal years.

-------------------------------------------------------------------------------------------------------------------------
                                                SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                                                         Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                   Awards                Payouts
-------------------------------------------------------------------------------------------------------------------------
                                                                 Restricted    Securities
Name and                                         Other Annual      Stock       Underlying                     All Other
Principle                    Salary     Bonus    Compensation     Award(s)    Options/SARs       LTIP        Compensation
Position         Year          ($)       ($)         ($)             ($)           (#)        Payouts ($)         ($)
-------------------------------------------------------------------------------------------------------------------------
Arthur
Barchenko,       2005       $130,000                                             250,000
President
                 2004       $ 96,000                                              50,000

                 2003       $101,700

-------------------------------------------------------------------------------------------------------------------------

Option Grants in the Last Fiscal Year

      The following table presents certain information concerning stock options granted to the Named Executive under our various stock option plans during the 2005 fiscal year.

------------------------------------------------------------------------------------------------------------------
                                       Option/SAR Grants in Last fiscal Year
------------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
------------------------------------------------------------------------------------------------------------------
                      Number of Securities
                           Underlying              % of Total Options/SARs       Exercise or
                     Options/SARs Granted          Granted to Employees in       Base Price
Name                         (#)                        fiscal Year                 ($/Sh)         Expiration Date
----                         ---                        -----------                 ------         ---------------
------------------------------------------------------------------------------------------------------------------
Arthur Barchenko         250,000 (1)                       22.73%                    2.40          January 2, 2014
------------------------------------------------------------------------------------------------------------------

(1) Of the 250,000 options granted to Mr. Barchenko during fiscal 2005, options to purchase 50,000 shares of common stock vest in each of the next five years.

Fiscal Year-End Option Numbers and Values

      The following table sets forth additional information as of June 30, 2005, concerning shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

------------------------------------------------------------------------------------------------------------------
                  Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
------------------------------------------------------------------------------------------------------------------
                                                     Number of Securities Underlying   Value of Unexercised In-the
                      Shares                         Unexercised Options/SARs at       Money Options/SARs at
                      Acquired on    Value           FY-End (#)                        FY-End ($)
Name                  Exercise (#)   Realized ($)    Exercisable/Unexercisable         Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------
Arthur Barchenko          -0-            -0-              150,000/150,000/250,000                 $0/$0
------------------------------------------------------------------------------------------------------------------

Stock Option Plan.

Incentive Stock Option Plan. In 1986, the Company adopted an Incentive Stock Option Plan which it renewed in 1996 for a second ten-year term. The Company initially had reserved 1,000,000 shares of common stock for issuance under the Stock Option Plan which was increased to 2,000,000 shares upon the approval of the stockholders at the 2005 annual meeting. The Board of Directors administers the Stock Option Plan but may delegate such administration to a committee of three persons, one of whom must be a member of the Board. The Board or the Committee has the authority to determine the number of options to be granted, when the options may be exercised and the exercise price of the options, provided that the exercise price may never be less than the fair market value of the shares of the Common Stock on the date the option is granted (110% in the case of any employee who owns more than 10% of the combined voting power or value of all classes of stock). Options may be granted for terms not exceeding ten years from the date of the grant, except for options granted to person holding in excess of 5% of the common stock, in which case the options may not be granted for a term not to exceed five years from the date of the grant.

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

Equity Compensation Plan Information

      The following table sets forth additional information as of June 30, 2005, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                      Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------------------------------
Plan Category                 Number of securities to be           Weighted-average         Number of securities available
                              issued upon exercise of              exercise price of        for future issuance under equity
                              outstanding  options, warrants       outstanding              compensation plans (excluding
                              and rights                           options, warrants        securities reflected in column (a))
                                                                   and rights
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation                     1,110,000                        $2.03                           945,000
plans approved
by security holders
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders
-------------------------------------------------------------------------------------------------------------------------------

Total                                   1,110,000                        $2.03                           945,000

-------------------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of September 9, 2005 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

      For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared voting or investment power as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of September 9, 2005. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on September 9, 2005 and the total number of shares that various people then had the right to acquire within 60 days of said date.

--------------------------------------------------------------------------------

Name Beneficial Owner (1)          Number of Shares    Percent of Class (2)
-------------------------          ----------------    --------------------
--------------------------------------------------------------------------------
Arthur Barchenko (3)                  1,186,643        14.51%
--------------------------------------------------------------------------------
Richard Stern (4)                        35,000            *
--------------------------------------------------------------------------------
Eldon Moberg (5)                         65,000            *
--------------------------------------------------------------------------------
Thomas Isdanavich (6)                    30,000            *
--------------------------------------------------------------------------------
Joseph McAndrew (7)                      30,000            *
--------------------------------------------------------------------------------
Natalie Barchenko (8)                 1,609,079        19.72%
--------------------------------------------------------------------------------
Gene Rabois (9)                         100,203         1.25%
--------------------------------------------------------------------------------
Robert F. Reiter (10)                    30,000            *
--------------------------------------------------------------------------------
Edward Snow (11)                         35,000            *
--------------------------------------------------------------------------------
Stephen Rossetti (12)                     5,000            *
--------------------------------------------------------------------------------
Thomas Donahue (13)                      45,000            *
--------------------------------------------------------------------------------
Directors and officers
as a group (11 persons) (14)          3,070,722        35.96%
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

(2) Based on 7,978,267 shares outstanding and issuable as of September 9, 2005.

(3) Consists of 984,643 shares of common stock, including 155,536 shares not registered in Mr. Barchenko's name but over which he has dispository power and control, and options to purchase 200,000 shares of common stock.

(4) Consists of 30,000 shares of common stock and options to purchase 5,000 shares of common stock.

(5) Consists of 20,000 shares of common stock and options to purchase 45,000 shares of common stock.

(6) Consists of 20,000 shares of common stock and options to purchase 10,000 shares of common stock.

(7)   Consists solely of options to purchase shares of common stock.

(8) Consists 1,429,079 shares of common stock and options to purchase 180,000 shares of common stock.

(9) Consists of 95,203 shares of common stock and options to purchase 5,000 shares of common stock.

(10) Consists of 10,000 shares of common stock and options to purchase 25,000 shares of common stock.

(11) Consists of 5,000 shares of common stock and options to purchase 30,000 shares of common stock.

(12)  Consists of options to purchase 5,000 shares of common stock.

(13) Consists of 20,000 shares of common stock and 25,000 shares of common stock and options to purchase shares of common stock.

(14) Includes options to purchase an aggregate of up to 560,000 shares of common stock which are held by all directors and officers.

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

      At June 30, 2005 and 2004, related party debt consisted of $500,697 and $432,545, respectively. The loans are repayable with interest at rates varying from no interest through 12% interest per annum. All interest for the fiscal year 2005 and 2004 has been paid. The Company is restricted from repaying the principal amount of the loans except as permitted under the Purchase Agreement dated June 30, 2004 under which we sold the shares of Series B Preferred Stock which provides that
(i) repayment shall be later than December 31, 2005, (ii) for the six month period ended June 30, 2005 (x) the reported revenues of the Company shall not be less than $11 million and (y) the reported earnings per share of Common Stock shall be not less than $0.23 based upon 7,250,000 shares of Common Stock outstanding, and (iii) both at December 31, 2005 and at the time of any such repayment, the Selling Stockholders are entitled to sell their shares under an effective registration statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.       Description                                                      Location Reference
-----------       -----------                                                      ------------------
3.1               Certificate of Incorporation of Electronic Control Security
                  Inc.                                                                      1

3.1(a)            Certificate of Amendment to Certificate of Incorporation of
                  Electronic Control Security Inc.                                          2

3.1(b)            Certificate of Amendment to Certificate of Incorporation                  3

3.2               By-Laws of Electronic Control Security Inc.                               1

3.3               Certificate of Incorporation of SEM Consultants III, Inc.                 1

3.4               By-Laws of SEM Consultants III, Inc.                                      1

3.5               Certificate of Incorporation of ECSI International, Inc.                  1

3.6               By-Laws of ECSI International, Inc.                                       1

3.7               Certificate of Incorporation of ECSI FOIDS, Inc.                          1

3.8               By-Laws of ECSI FOIDS, Inc.                                               1

3.9               Certificate of Incorporation of ECSI-DSA, Inc.                            1

3.10              By-Laws of ECSI-DSA, Inc.                                                 1

3.11              Memorandum of Association of ECSI Security Communications,
                  Inc., an Israeli Corporation                                              2

3.12              Articles of Association of ECSI Security Communications, Inc.,
                  an Israeli Corporation                                                    2

4.1               Specimen Form of Common Stock Certificate.                                1

4.2               Form of Redeemable Common Stock Purchase Warrant issued to
                  public in 1987.                                                           1

4.3               Form of Qualified Stock Option Certificate.                               1

4.4               Form of Non-Qualified Stock Option Certificate.                           1

4.5               Form of Series A Convertible Preferred Stock Certificate                  2

10.1              Patent License and Technical Information Agreement Relating to
                  Fiber Optic Sensing Systems dated as of January 15, 1997
                  between Lucent Technologies Inc. and Electronic Control
                  Security Inc.                                                             1

10.2              Agreement dated March 5, 1997 between Mason Hanger National,
                  Inc. and Electronic Control Security Inc. relating to the
                  purchase of certain assets relating to the FOIDS Product Line.            1

10.3              License dated March 5, 1997 between Mason Hanger National,
                  Inc. and Electronic Control Security Inc. relating to the
                  license of certain intellectual property used in connection
                  with the manufacture of the FOIDS Product Line.                           1

10.4              Lease Agreement with 580 Brighton Road Associates for space in
                  Clifton New Jersey.                                                       1

10.5              Lease Agreement with The Theta Group for space in Huntsville,
                  Alabama.                                                                  1

10.6              Teaming agreement with Rafael Armament Development Authority.             1

10.7              Lease Agreement with Dewey Brazelton dated March 1, 2001 for
                  the space in Madison, Alabama.                                            2

10.8              Agreement with LAU Technologies dated September 13, 1999
                  relating to facial recognition technology.                                2

10.9              License Agreement with Hyperdyne, Inc. dated June 13, 2001                2

10.10             Investment Banking Agreement dated as of November 18, 2001, between Diversified Investors Capital Services of NA, Inc. and
                  Electronic Control Security Inc.                                          2

10.11             Marketing Agreement dated February 1, 2002 between 3 Media
                  Consultants, Inc. and ECSI International, Inc.                            2

10.12             Securities Purchase Agreement dated June 30, 2004.                        3

10.13             Registration Rights Agreement dated June 30, 2004.                        3

10.14             Asset Purchase Agreement dated March 4, 2005 among Electronic
                  Control Security Inc., Clarion Sensing Systems Acquisition
                  Corp., a New Jersey corporation, and Clarion Sensing Systems,
                  Inc., an Indiana corporation.                                             5

10.15             Assumption Agreement dated March 4, 2005, among Clarion
                  Sensing Systems Acquisition Corp. Clarion Sensing Systems,
                  Inc.                                                                      5

10.16             Escrow Agreement dated March 4, 2005, among Electronic Control
                  Security Inc., Clarion Sensing Systems, Inc., the shareholders of Clarion Sensing Systems, Inc. and Lasser Hochman, L.L.C.,
                  as escrow agent.                                                          5

10.17             Form of Target Stockholders Agreement dated March 4, 2005, among Electronic Control Security Inc., Clarion Sensing
                  Systems Acquisition Corp. and each shareholder of Clarion
                  Sensing Systems, Inc.                                                     5

10.18             Form of Confidentiality and Non-Compete Agreement among
                  Electronic Control Security Inc., Clarion Sensing Systems
                  Acquisition Corp. and each shareholder of Clarion Sensing
                  Systems, Inc.                                                             5

14.1              Code of Ethics and Business Conduct                                       4

31.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the
                  Sarbanes- Oxley Act of 2002.                                              6

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes- Oxley Act of 2002.                                              6

99.1              Press release dated September 16, 2005, titled "ECSI Reports A
                  Record $6,000,000 In Sales."

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

5. Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on March 8, 2005.

6.    Filed as an Exhibit to the current filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed by Demetrius & Company, L.L.C. for professional services related to the audit of the Company's consolidated financial statements for the fiscal year ended June 30, 2005 were $36,789. The reviews of the consolidated condensed financial statements included in the Company's

Quarterly reports on Forms 10-QSB for the fiscal year ended June 30, 2004 were performed by Demetrius & Company, L.L.C. The fees billed by Demetrius & Company, L.L.C. for those services plus its consent were $10,200. The aggregate fees billed by Demetrius & Company, L.L.C. in connection with the year end audit and quarterly reviews for the fiscal year ended June 30, 2004 were $35,000.

Audit Related Fees

      There were no fees billed by Demetrius & Company, L.L.C. for audit related services for the fiscal years ended June 30, 2004 or 2005.

Tax Services

      The aggregate fees billed by Demetrius & Company, L.L.C. for tax services during the fiscal years ended June 30, 2005 and 2004 were $13,000 and $14,000, respectively.

All Other Services

      During 2004 Demetrius & Company, L.L.C. billed the Company $5,000 for services in connection with the preparation of a SEC filing of a private placement.

                                   SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        By: /s/ Arthur Barchenko
                                            ------------------------
                                        Name: Arthur Barchenko
                                        Title: President, Chief Financial
                                        Officer and Principal Accounting Officer
                                        Dated: September 14, 2005

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

--------------------------------------------------------------------------------

          Person               Capacity                               Date
          ------               --------                               ----

--------------------------------------------------------------------------------
  /s/ Arthur Barchenko         President and Director         September 14, 2005
  ---------------------
  Arthur Barchenko

--------------------------------------------------------------------------------
  /s/ Natalie Barchenko        Treasurer and Director         September 14, 2005
  ---------------------
  Natalie Barchenko

--------------------------------------------------------------------------------
  /s/ Gene Rabois              Director                       September 14, 2005
  ---------------------
  Gene Rabois

--------------------------------------------------------------------------------
  /s/ Robert F. Reiter         Director                       September 14, 2005
  ---------------------
  Robert F. Reiter

--------------------------------------------------------------------------------
  /s/ Edward Snow              Director                       September 14, 2005
  ---------------------
  Edward Snow

--------------------------------------------------------------------------------
  /s/ Stephen Rossetti         Director                       September 14, 2005
  ---------------------
  Stephen Rossetti

--------------------------------------------------------------------------------
  /s/ Thomas F. Donahue        Director                       September 14, 2005
  ---------------------
  Thomas F. Donahue

--------------------------------------------------------------------------------

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

Notes to Consolidated Financial Statements                              F-6-F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and its subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 12, 2005

ITEM 7. FINANCIAL STATEMENTS

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                                           June 30,
                                                                                    2005            2004
                                                                                ------------     -----------
ASSETS
Current assets
      Cash and cash equivalents                                                 $    221,293     $ 1,552,575
      Certificate of deposit                                                              --         101,723
      Accounts receivable, net of allowance of $100,000                            2,088,546         729,070
      Inventories                                                                  1,965,501       1,635,305
      Other current assets                                                           363,868         318,795
                                                                                ------------     -----------

          Total current assets                                                     4,639,208       4,337,468

Property, equipment and software development costs - net                             502,644         549,727
Intangible assets - net                                                            1,438,999          40,733
Certificate of deposit, pledged                                                      253,084              --
Goodwill                                                                              50,000          50,000
Deferred income taxes                                                                456,300         441,800
Other assets                                                                          59,827          84,709
                                                                                ------------     -----------

                                                                                $  7,400,062     $ 5,504,437
                                                                                ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                     $  1,185,423     $   465,078
      Bank line of credit                                                                 --         500,000
      Short-term loan                                                                     --         250,000
      Current maturities of long-term debt                                           232,992          99,996
      Obligations under capital leases                                                    --           4,396
      Payroll taxes payable                                                           16,234           3,012
      Income taxes payable                                                                --           2,500
                                                                                ------------     -----------

          Total current liabilities                                                1,434,649       1,324,982

Noncurrent liabilities
      Long-term debt                                                                 437,565         141,671
      Due to officers and shareholders                                               431,617         387,050
      Deferred income taxes                                                           62,500          48,000
                                                                                ------------     -----------

          Total liabilities                                                        2,366,331       1,901,703

COMMITMENTS AND CONTINGENCIES - see notes

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized,
          325,000 and 587,500 shares issued and outstanding, respectively              3,250           5,875
     Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
         $1,000 per share liquidation preference; 2,000 shares authorized,
          1,900 and 2,000 shares issued and outstanding, respectively                      2               2
      Common Stock, $.001 par value; 30,000,000 shares authorized;
          7,384,935 and 5,555,707 shares issued; 7,284,935 and 5,455,707
         shares outstanding, respectively                                              7,385           5,556
      Additional paid-in capital                                                  10,344,782       8,577,764
      Accumulated deficit                                                         (5,311,807)     (4,990,305)
      Accumulated other comprehensive income                                             119          13,842
      Treasury stock, at cost, 100,000 shares                                        (10,000)        (10,000)
                                                                                ------------     -----------

          Total shareholders' equity                                               5,033,731       3,602,734
                                                                                ------------     -----------

                                                                                $  7,400,062     $ 5,504,437
                                                                                ============     ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                         Year
                                                                         Ended
                                                                       June 30,
                                                                 2005            2004
                                                             -----------     -----------
Revenues                                                     $ 5,967,469     $ 2,061,412
Cost of revenues                                               3,531,312         928,567
                                                             -----------     -----------

          Gross profit                                         2,436,157       1,132,845
                                                             -----------     -----------

 Research and development                                        285,916         322,912
 Selling, general  and administrative expenses                 2,101,435       1,782,534
 Stock based compensation                                        120,000         117,200
                                                             -----------     -----------

          Loss from operations                                   (71,194)     (1,089,801)

Other (income) expense
     Interest expense                                            118,029         105,916
     Interest income                                             (15,498)         (3,128)
     Minority interest in subsidiary loss                        (48,899)        (42,633)
     Gain on sale of marketable securities                        (2,630)             --
                                                             -----------     -----------

Total other (income) expense                                      51,002          60,155
                                                             -----------     -----------

Loss before tax benefit                                         (122,196)     (1,149,956)

Income tax benefit                                                    --         (31,300)
                                                             -----------     -----------

Net loss before dividends                                       (122,196)     (1,118,656)

Dividends related to convertible preferred stock                 199,306       1,167,147
                                                             -----------     -----------

Net loss attributable to common shareholders                 $  (321,502)    $(2,285,803)
                                                             ===========     ===========

Net loss per share:
     Basic                                                   $     (0.05)    $     (0.49)
                                                             ===========     ===========
     Diluted                                                 $     (0.05)    $     (0.49)
                                                             ===========     ===========

Weighted average number of common shares and equivalents:
     Basic                                                     6,450,739       4,705,027
                                                             ===========     ===========
     Diluted                                                   6,450,739       4,705,027
                                                             ===========     ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
            Consolidated Statements of Changes in Shareholders Equity


                                                         Series A Convertible         Series B 10% Convertible
                                                           Preferred Stock                 Preferred Stock
                                                        Shares          Amount          Shares          Amount
                                                     -----------     -----------     -----------     -----------
Balances at July 1, 2003                                 637,500           6,375              --              --

Conversion of preferred stock                            (50,000)           (500)

Common stock dividend on preferred stock

Issuance of Common Stock for services

Issuance of Common Stock Options for services

Private placement of convertible preferred stock
    and common stock warrants, net of
    offering costs of $56,307                                                              2,000               2

Beneficial conversion feature of prefered stock

Conversion of stockholder loan

Exercise of stock option

Foreign currency translation adjustments

Net loss
                                                     -----------     -----------     -----------     -----------

Balances at June 30, 2004                                587,500           5,875           2,000               2

Conversion of preferred stock                           (262,500)         (2,625)           (100)             (0)

Common stock dividend on preferred stock

Issuance of Common Stock for services

Issuance of Common Stock for Clarion Aquisition

Exercise of stock options

Exercise of  warrants

Foreign currency translation adjustments

Net loss
                                                     -----------     -----------     -----------     -----------

Balances at June 30, 2005                                325,000     $     3,250           1,900     $         2
                                                     ===========     ===========     ===========     ===========

                                                                                                     Accumulated
                                                                                     Additional         Other
                                                            Common Stock               Paid-in       Accumulated     Comprehensive
                                                        Shares          Amount         Capital         Deficit           Income
                                                     -----------     -----------     -----------     -----------     -------------
Balances at July 1, 2003                               4,494,753           4,495       5,098,787      (2,704,502)             653

Conversion of preferred stock                             50,000              50             450

Common stock dividend on preferred stock                  61,500              62         122,939        (123,000)

Issuance of Common Stock for services                     85,000              85          96,815

Issuance of Common Stock Options for services                                             20,300

Private placement of convertible preferred stock
    and common stock warrants, net of
    offering costs of $56,307                                                          1,943,691

Beneficial conversion feature of prefered stock                                        1,044,147      (1,044,147)

Conversion of stockholder loan                           735,294             735         249,265

Exercise of stock option                                 129,160             129           1,371

Foreign currency translation adjustments                                                                                   13,189

Net loss                                                                                              (1,118,656)
                                                     -----------     -----------     -----------     -----------      -----------

Balances at June 30, 2004                              5,555,707           5,556       8,577,764      (4,990,305)          13,842

Conversion of preferred stock                            399,994             400           2,225

Common stock dividend on preferred stock                                                 199,306        (199,306)

Issuance of Common Stock for services                     82,192              82         119,918

Issuance of Common Stock for Clarion Aquisition          394,682             395         662,671

Exercise of stock options                                 88,088              88           4,862

Exercise of  warrants                                    864,272             864         778,036

Foreign currency translation adjustments                                                                                  (13,723)

Net loss                                                                                                (122,196)
                                                     -----------     -----------     -----------     -----------      -----------

Balances at June 30, 2005                              7,384,935     $     7,385     $10,344,782     $(5,311,807)     $       119
                                                     ===========     ===========     ===========     ===========      ===========

                                                      Treasury
                                                        Stock            Total
                                                     -----------      -----------
Balances at July 1, 2003                                 (10,000)       2,395,808

Conversion of preferred stock                                                  --

Common stock dividend on preferred stock                                       --

Issuance of Common Stock for services                                      96,900

Issuance of Common Stock Options for services                              20,300

Private placement of convertible preferred stock
    and common stock warrants, net of
    offering costs of $56,307                                           1,943,693

Beneficial conversion feature of prefered stock                                --

Conversion of stockholder loan                                            250,000

Exercise of stock option                                                    1,500

Foreign currency translation adjustments                                   13,189

Net loss                                                               (1,118,656)
                                                     -----------      -----------

Balances at June 30, 2004                                (10,000)       3,602,734

Conversion of preferred stock                                                  --

Common stock dividend on preferred stock                                       --

Issuance of Common Stock for services                                     120,000

Issuance of Common Stock for Clarion Aquisition                           663,066

Exercise of stock options                                                   4,950

Exercise of  warrants                                                     778,900

Foreign currency translation adjustments                                  (13,723)

Net loss                                                                 (122,196)
                                                     -----------      -----------

Balances at June 30, 2005                            $   (10,000)     $ 5,033,731
                                                     ===========      ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                                Year
                                                                                Ended
                                                                              June 30,
                                                                        2005            2004
                                                                    -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                               $  (122,196)    $(1,118,656)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                 222,336         163,888
          Increase in allowance for bad debts                                --          50,000
          Stock based compensation                                      120,000         117,200
          Minority interest in subsidiary loss                          (48,899)        (42,633)
          Gain on sales marketable securities                            (2,630)             --
          Deferred income taxes                                              --         (33,800)
          Foreign currency translation adjustments                      (13,723)         13,189
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                   (1,359,478)        (77,054)
               Inventory                                               (330,196)       (264,186)
               Other current assets                                       3,826          49,037
               Other assets                                              24,882         (57,795)
               Accounts payable and accrued expenses                    571,403        (197,702)
               Income taxes payable                                      (2,500)         (3,500)
               Payroll taxes payable                                     13,222          (9,847)
                                                                    -----------     -----------

        Net cash used by operating activities                          (923,953)     (1,411,859)

Cash flows from investing activities:
     Investment in marketable securities                                  2,630              --
     Investment in Clarion                                             (572,327)             --
     Acquisition of property, equipment and software development        (95,683)       (132,745)
                                                                    -----------     -----------

          Net cash used in investing activities                        (665,380)       (132,745)

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                               --       1,943,693
     Proceeds from exercise of stock options and warrants               783,850           1,500
     Proceeds (payments) on bank loan and line of credit                     --         (60,000)
     Repayment of short-term borrowing                                 (250,000)        250,000
     Certificate of deposit (purchased) redeemed                       (151,361)        298,277
     Payments on long-term debt                                        (164,609)       (100,000)
     Payments on lease obligations                                       (4,396)        (11,416)
     Loan officers and shareholders - net                                44,567         700,044
                                                                    -----------     -----------

          Net cash provided by  financing activities                    258,051       3,022,098
                                                                    -----------     -----------

          Net increae (decrease) in cash and cash equivalents        (1,331,282)      1,477,494

Cash and cash equivalents at beginning of period                      1,552,575          75,081
                                                                    -----------     -----------

          Cash and cash equivalents at end of period                $   221,293     $ 1,552,575
                                                                    ===========     ===========

See Notes 3 for a summary of noncash investing activities

Supplemental disclosures of cash flow information
Cash paid during the period for:
          Interest                                                  $   118,029     $    68,179
                                                                    ===========     ===========
          Taxes                                                     $     4,510     $     1,000
                                                                    ===========     ===========

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

      In March 2005, the Company, through its wholly owned subsidiary, Clarion Sensing Systems Acquisition Corp, acquired all of the assets and assumed certain of the liabilities of Clarion Sensing Systems, Inc., an Indiana corporation ("Clarion"). Clarion is a provider of proprietary nuclear, biological, chemical and radiological (NBCR) remote monitoring sensor systems designed for air and water contamination detection sensing applications.

Note 2 - Summary of Significant Accounting Policies

      Principles of Consolidation

      The financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

      Software Development Costs

      Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 5 years. Approximately $57,000 and $93,000 of software development costs have been capitalized for the years ended June 30, 2005 and 2004, respectively.

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

                                                           2005           2004
                                                           ----           ----
            Stock options                                1,110,000       590,000
            Warrants                                     1,496,875     3,096,875
            Convertible Preferred Stock                  2,269,318     2,667,614

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

      The Company also provides professional and technical services under a specific contract, based on a time and material plus fixed profit basis. Revenue on this contract is recognized to the extent of costs incurred plus a proportionate amount of profit earned. Contract costs including indirect costs are subject to audit by agencies of the United States Government. Management believes future adjustments, if any, from government cost audits will not have a material effect on the financial statements.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Research and Development

      Research and development expenditures are expensed as incurred. Research an development costs for the years ended June 30, 2005 and 2004 amounted to $285,916 and $322,912, respectively.

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

      Intangible Assets

      The cost of licenses, patents, and trademarks are being amortized on the straight-line method over their useful lives, ranging from 5 to 20 years. Amortization expense charged to operations was $31,570 and $5,734 for the years ended June 30, 2005 and 2004, respectively.

      Advertising Costs

      Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended June 30, 2005 and 2004 were approximately $23,000 and $49,000, respectively.

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

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards

                                                                         Year Ended June 30
                                                                       2005            2004
                                                                       ----            ----
      Net loss, as reported                                        $  (321,502)     $(2,285,803)
      Add: Stock based compensation
              expense, as reported, net of related tax effects              --           20,300
      Deduct: Total stock-based compensation
        expense determined under the fair value based
        method for all awards, net of related tax effects             (107,571)        (206,501)
                                                                   -----------      -----------
                                                                   $  (429,073)     $(2,472,004)
                                                                   ===========      ===========
      Basic and diluted loss per share, as reported                $      (.05)     $      (.49)
      Basic and diluted loss per share, pro forma                  $      (.07)     $      (.53)

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The weighted average per share fair value of options granted during fiscal 2005 and 2004 was $2.28 and $.93, respectively. The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            2005           2004
                                            ----           ----

         Expected volatility               151.12%        156.88%
         Risk free rate                     3.65%          3.79%
         Expected life of option             6.5             8
         Dividend yield                       0%             0%

      Fair Value of Financial Instruments

      The carrying values of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are representative of their fair value due to the short-term maturity of these instruments. The carrying value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

      Recent Pronouncements

      In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period  charges...."
      This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005

      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation expenses for employee stock options. Accordingly, the adoption of SFAS 123(R)'s, fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      income (loss) and net income (loss) per share in Note 2 to the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in the years ended June 30, 2005 and 2004 for such excess tax deductions.

Note 3 - Non-cash Investing and Financing Activities

      Non-cash  investing  and  financing   activities  are  excluded  from  the
      consolidated statement of cash flows. For the year ended June 31, 2005, non-cash activities included the following items:

      Asset Acquisition of Clarion Sensing Systems,  Inc., ("Clarion") (See Note
      4).

            Fair value of assets acquired                             $1,477,835
                                                                      ==========

            Cash advanced to sellers                                  $  413,144
            Liabilities assumed                                          242,442
            Stock issued                                                 663,066
            Transaction costs                                            159,183
                                                                      ----------
            Total purchase price                                      $1,477,835
                                                                      ==========

Note 4 - Acquisition

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

      The purchase price was approximately $1.45 million consisting of (i) the issuance of 394,682 shares of common stock of ECSI ("Shares") and (ii) the assumption of $655,586 of certain liabilities of Clarion, of which ECSI already had paid approximately $413,144 as of the date hereof and (iii) transaction fees of $159,183. Based on an independent valuation, the reported purchase price includes approximately $48,000 of furniture and equipment and $1.4 million of identifiable intangibles. The identifiable intangibles acquired from Clarion consist of trademarks, patents pending and proposed patents, and internet domain names. These assets will be amortized on a straight-line basis over estimated useful lives of from five to twenty years.

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

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company anticipates the contingent payments made, if any, will be treated as additional purchase price and included as an addition to the identifiable intangible assets. As of June 30, 2005, the Company is not liable for any contingent payments and, therefore, has not accrued any at this time. The Company will continue to asses its liability under the contingent payment arrangement in each successive quarter, and will record additional purchase price through an increase to intangible assets, if and when a liability is realized.

      The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of the Clarion acquisition as if it had been completed at the beginning of each period presented:

                                                                                Year ended June 30,
                                                                               2005              2004
                                                                               ----              ----
            Revenue                                                        $  5,975,914     $  2,186,717
                                                                           ============     ============
            Net loss                                                       $   (664,263)    $ (2,537,834)
                                                                           ============     ============
               Net loss per share, basic and diluted                       $      (0.10)    $      (0.50)

Note 5 - Inventories

         Inventories at June 30, 2005 and 2004 consist of the following:

                                                                               2005              2004
                                                                               ----              ----
            Raw materials                                                  $    322,958     $    203,765
            Work-in-process                                                     402,045          240,093
            Finished goods                                                    1,240,498        1,191,447
                                                                           ------------     ------------
                                                                           $  1,965,501     $  1,635,305
                                                                           ============     ============

Note 6 - Property, Equipment and Software Development Costs

      Property, equipment and software development costs consist of the following:

                                                                               2005              2004
                                                                               ----              ----
            Furniture and fixtures                                         $     93,087     $     37,074
            Machinery and equipment                                             579,561          549,140
            Improvements                                                          9,296            9,296
            Software                                                             96,761           96,512
            Software development costs                                          489,228          432,228
                                                                           ------------     ------------
                                                                              1,267,933        1,124,250
                Less: accumulated depreciation and amortization                 765,289          574,523
                                                                           ------------     ------------
                                                                           $    502,644     $    549,727
                                                                           ============     ============
            Equipment under capital leases included in
            property, equipment and purchased software are as follows:
             Machinery and equipment                                       $         --     $     25,694
             Less: accumulated depreciation                                          --           22,696
                                                                           ------------     ------------
                                                                           $         --     $      2,998
                                                                           ============     ============

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Depreciation expense was $190,766 and $158,154 for the years ended June 30, 2005 and 2004, respectively.

Note 7 - Short-Term Borrowing

      On April 1, 2004, the company entered into a strategic investment relationship with the Fairchild Corporation. The investment relationship began with a six-month revolving line of credit in the amount of $250,000 at 7% interest per annum. This loan was repaid in July 2004.

Note 8 - Long-Term Debt

      In November 2004, the Company's existing $500,000 revolving line of credit was converted into a term loan to be repaid over five years in monthly installments of $8,333 plus interest at the rate of 8% per annum. In connection with conversion the Company pledged a certificate of deposit in the amount of $250,000 as additional collateral. At June 30, 2005, the Company received a waiver for non-compliance of one of the required financial covenants under this agreement.

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

      The annual maturities of long-term debt as of June 30, 2005 are as follows:

              2005                                   $    232,999
              2006                                        174,667
              2007                                        121,224
              2008                                         99,999
              2009                                         41,668
                                                     ------------
                                                     $    670,557
                                                     ============

Note 9 - Due to Officers and Shareholders

      These amounts represent interest bearing advances and are due on demand. The Company is restricted from repaying the principal amount of the loans except as permitted under the Purchase Agreement, in connection with the sale of shares of Series B Preferred Stock. The agreement provides that the repayment shall not be before December 31, 2005, and for the six month period ended June 30, 2005 the reported revenues of the Company shall not be less than $11 million and the reported earnings per share of Common Stock shall be not less than $0.23 based upon 7,250,000 shares of Common Stock outstanding. In addition, both at December 31, 2005 and at the time of any such repayment, the Selling Stockholders are entitled to sell their shares under an effective registration statement

      In March 2004, in order to be in compliance with bank loan covenants by the year ended June 30, 2004, Company's Board of Directors voted to convert $250,000 principal amount of Officer/shareholder loans into 735,294 shares of Common Stock.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Income Taxes

      The provision for taxes for the year ended June 30, 2005 and 2004 includes the following components:

                                                      2005              2004
                                                      ----              ----
      Current
         Federal                                   $        --      $        --
         State                                              --            2,500
         Foreign                                            --               --
                                                   -----------      -----------
                                                            --            2,500
      Deferred
         Federal                                            --          (31,300)
         State                                              --           (2,500)
         Foreign                                            --               --
                                                   -----------      -----------
                                                            --          (33,800)
                                                   -----------      -----------

                                                   $        --      $   (31,300)
                                                   ===========      ===========

      The components of the deferred tax accounts as of June 30, 2005 and 2004 are as follows:

                                                      2005              2004
                                                      ----              ----

      Deferred tax assets
            Net operating loss carryforward        $   919,353      $   751,939
            Stock based compensation                    31,140          240,283
            Other                                       21,448           80,669
                                                   -----------      -----------
                                                       971,941        1,072,891
      Deferred tax liabilities
            Depreciation and amortization               62,588           47,123
                                                   -----------      -----------
      Subtotal                                         909,353        1,025,768
      Valuation allowance                             (515,553)        (631,968)
                                                   -----------      -----------

      Net deferred tax assets                      $   393,800      $   393,800
                                                   ===========      ===========

      The valuation allowance at June 30, 2003 was $216,817.

      The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                                      2005              2004
                                                      ----              ----

      Expected federal tax at statutory rate       $  (125,936)     $  (781,026)
      State taxes, net of federal tax effect           (12,444)        (129,302)
      Foreign rate differential                         (9,780)          (8,527)
      Non deductible expenses                           86,873          475,682
      Change in valuation allowance                     51,126          415,151
      Other                                             10,161           (3,278)
                                                   -----------      -----------
                                                   $        --      $   (31,300)
                                                   ===========      ===========

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At June 30, 2005 the Company had net operating loss carryforwards for federal and state income tax purposes of $1,748,000 and $1,485,000 respectively, expiring through 2025. The Company has foreign net operating loss carryforwards of $433,928 with no expiration date.

Note 11- Shareholders' Equity

      Series A Convertible Preferred Stock

      In January to March 2002, the Company realized gross proceeds of $2,000,000 from the private placement of 40 Units, each Unit consisting of 25,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 12,500 common stock purchase Warrants. The Series A Preferred provides for an annual dividend of $.20 per share, payable quarterly, (payable in cash or shares of common stock valued at $2.00 per share), when, as and if declared by the Board of Directors. Dividends will be paid on a cumulative basis. Each Series A Preferred share was initially convertible at the option of the holder into one common share, commencing 120 days after closing. The conversion ratio is subject to certain adjustments, as defined and has since been adjusted to .88 Series A Preferred shares for one common share. The Series A Preferred shares have a liquidation preference in the amount of $2.00 per share and the Company may redeem them commencing one year from date of issuance if the common shares have traded at or above $4.00 for a period of twenty consecutive trading days. All of the Warrants issued in connection with this offering have since expired unexercised.

      As of June 30, 2005, 675,000 shares of Series A Preferred were converted into a like amount of common stock.

      On April 26, 2004, the Company's board of Directors declared dividends on the Series A Convertible Preferred Stock. The dividend was paid by the issuance of 61,500 additional shares of the Company's common stock, respectively. Cumulative but undeclared dividends at June 30, 2005 totaled approximately $155,000 This dividend was declared by Company's board of Directors on July 28, 2005 and the Company paid the dividend by issuing an additional 100,628 shares of it's Common Stock

      Series B Convertible Preferred Stock

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

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Option activity for 2004 and 2005 is summarized as follows:

                                                                                              Weighted
                                                                                              Average
                                               Options                                        Exercise
                                                 Plan          Nonplan          Total          Price
                                                 ----          -------          -----          -----
      Options outstanding, July 1, 2003         575,000          45,000         620,000      $     1.45
      Granted                                   220,000              --         220,000             .87
      Exercised                                (180,000)             --        (180,000)            .20
      Forfeited                                 (25,000)        (45,000)        (70,000)           2.00
                                             ----------      ----------      ----------      ----------

      Options outstanding, June 30, 2004        590,000              --         590,000      $     1.53

      Granted                                   565,000              --         565,000      $     2.40
      Exercised                                 (45,000)             --         (45,000)            .07
      Forfeited                                      --              --              --              --
                                             ----------      ----------      ----------      ----------

      Options outstanding, June 30, 2005      1,110,000              --       1,110,000      $     2.03
                                             ==========      ==========      ==========      ==========

Shares of common stock available
  for future grant under the plans              945,000
                                             ==========

      The following table summarizes information about stock options outstanding at June 30, 2005.

                                                                      Options Exercisable
                                             Weighted Average                        Weighted
                                        Remaining                                    Average
                         Number        Contractual     Exercise        Number        Exercise
Ranges of price        Outstanding         Life          Price      Exercisable       Price
---------------        -----------         ----          -----      -----------       -----
$.25-.39                   60,000          5.98          $0.31         60,000         $0.31
$.50-.88                  110,000          4.49          $0.66        110,000         $0.66
$1.00-1.10                155,000          8.51          $1.01        155,000         $1.01
$2.40                     565,000          9.56          $2.40        113,000         $2.40
$2.70-2.97                220,000          1.62          $2.95        220,000         $2.95
                          -------          ----          -----        -------         -----

$.05-$2.97              1,110,000          7.14          $2.03        658,000         $1.77
                        =========          ====          =====        =======         =====

Note 12 - Concentrations and Economic Dependency

      The Company had two customers that accounted for 76% and 20%, respectively of net revenues for year ended June 30, 2005 and three customers that accounted for 11%, 11% and 10%, of net revenues for year ended June 30, 2004. Three customers accounted for 94% of the accounts receivables as of June 30, 2005. At June 30, 2005 approximately 14% of accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During the year and at year end, the Company had cash deposits in a bank in excess of FDIC limits. The Company periodically reviews the financial condition of the bank to minimize its exposure

Note 13 - Commitments and Contingencies

      Lease Agreements

      Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2005 are as follows:

                                2006                 $    103,900
                                2007                       90,700
                                2008                       54,700
                                                     ------------
                                                     $    249,300
                                                     ============

      Rent expense under all operating leases was $125,309 and $84,249 for the years ended June 30, 2005 and 2004.

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

      Loss Contingencies

      Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements

Note 14 - Geographic Data

      The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

                                            U.S.        % of total     Middle East      % of total
                                            ----        ----------     -----------      ----------
      For the year ended
        June 30, 2005
           Revenue                     $ 5,898,503         98.84%      $    68,966          1.16%
           Operating income (loss)          89,516       -125.74%         (160,710)       225.74%
           Identifiable assets           7,046,418         95.41%          339,144          4.59%

      For the year ended
        June 30, 2004
           Revenue                     $ 2,009,856         97.50%      $    51,556          2.50%
           Operating loss                 (949,840)        87.16%         (139,961)        12.84%
           Identifiable assets           5,212,101         94.71%          290,836          5.29%

                        ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Related Party Transactions

      In fiscal 2004, the Company earned revenues totaling $234,225 from a Company in which one of the Company's Directors is the president and CEO.

      The Company made non-interest bearing advances that are due on demand to a former officer and director of the Company. The balances outstanding at June 30, 2005 and 2004 were $73,030 and $62,655, respectively.