Form 10QSB
period 2005-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2005-11-15
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________
                         Commission file number 0-26721

                        ELECTRONIC CONTROL SECURITY INC.
                      (Exact name of small business issuer
                          as specified in its charter)

               New Jersey                            22-2138196
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 11, 2005 there were 8,172,812 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                            September 30      June 30,
                                                                                2005            2005
                                                                            (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                                $     16,273    $    221,293
   Accounts receivable, net of allowance of $100,000                           2,012,497       2,088,546
   Inventories                                                                 1,924,647       1,965,501
   Other current assets                                                          427,807         363,868
                                                                            ------------    ------------
       Total current assets                                                    4,381,224       4,639,208

Property, equipment and software development costs - net                         501,640         502,644
Intangible assets - net                                                        1,435,689       1,438,999
Certificate of deposit, pledged                                                  253,084         253,084
Goodwill                                                                          50,000          50,000
Deferred income taxes                                                            456,300         456,300
Other assets                                                                      50,605          59,827
                                                                            ------------    ------------
                                                                            $  7,128,542    $  7,400,062
                                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                    $  1,304,047    $  1,185,423
   Current maturities of long-term debt                                          232,992         232,992
   Payroll taxes payable                                                          18,842          16,234
                                                                            ------------    ------------
       Total current liabilities                                               1,555,881       1,434,649

Noncurrent liabilities
   Long-term debt                                                                379,267         437,565
   Due to officers and shareholders                                              406,990         431,617
   Deferred income taxes                                                          62,500          62,500
                                                                            ------------    ------------
       Total liabilities                                                       2,404,638       2,366,331

Shareholders' equity
   Series A Convertible Preferred stock, cumulative, $.01 par value;
      $2.00 liquidation preference; 5,000,000 shares authorized,
      325,000 shares issued and outstanding, respectively                          3,250           3,250
   Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
      $1,000 per share liquidation preference; 2,000 shares authorized,
      1,105 and 2,000 shares issued and outstanding, respectively                      1               2
   Common Stock, $.001 par value; 30,000,000 shares authorized;
      8,425,353 and 7,384,935 shares issued; 8,325,353 and 7,284,935
      shares outstanding, respectively                                             8,425           7,385
   Additional paid-in capital                                                 10,605,673      10,344,782
   Accumulated deficit                                                        (5,881,159)     (5,311,807)
   Accumulated other comprehensive income                                         (2,286)            119
   Treasury stock, at cost, 100,000 shares                                       (10,000)        (10,000)
                                                                            ------------    ------------

       Total shareholders' equity                                              4,723,904       5,033,731
                                                                            ------------    ------------

                                                                            $  7,128,542    $  7,400,062
                                                                            ============    ============

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations

                                                                        Three
                                                                    Months Ended
                                                                    September 30,
                                                                2005           2004
                                                            (Unaudited)    (Unaudited)
Revenues                                                    $ 1,523,314    $   955,465
Cost of revenues                                              1,251,903        593,710
                                                            -----------    -----------

          Gross profit                                          271,411        361,755
                                                            -----------    -----------

 Research and development                                        57,352         72,948
 Selling, general  and administrative expenses                  561,818        348,878
 Stock based compensation                                            --        120,000
                                                            -----------    -----------

          Loss from operations                                 (347,759)      (180,071)

Other (income) expense
     Interest expense                                            27,803         26,587
     Interest income                                                 --         (2,080)
     Minority interest in subsidiary loss                       (13,740)       (11,700)
                                                            -----------    -----------

Total other (income) expense                                     14,063         12,807
                                                            -----------    -----------

Net loss before dividends                                      (361,822)      (192,878)

Dividends related to convertible preferred stock                207,530         50,000
                                                            -----------    -----------

Net loss attributable to common shareholders                $  (569,352)   $  (242,878)
                                                            ===========    ===========

Net loss per share:
     Basic                                                  $     (0.07)   $     (0.04)
                                                            ===========    ===========
     Diluted                                                $     (0.07)   $     (0.04)
                                                            ===========    ===========

Weighted average number of common shares and equivalents:
     Basic                                                    7,612,566      5,681,993
                                                            ===========    ===========
     Diluted                                                  7,612,566      5,681,993
                                                            ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                              Three
                                                                           Months Ended
                                                                          September 30,
                                                                      2005           2004
                                                                  (Unaudited)    (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
   Net loss before deemed dividends                              $  (361,822)   $  (192,878)
   Adjustments to reconcile loss
    to net cash used by operating activities:
        Depreciation and amortization                                 64,156         41,599
        Stock based compensation                                          --        120,000
        Minority interest in subsidiary loss                         (13,740)       (11,700)
        Foreign currency translation adjustments                      (2,405)            --
        Increase (decrease) in cash attributable
         to changes in assets and liabilities
             Accounts receivable                                      76,049       (624,292)
             Inventory                                                40,854         13,465
             Other current assets                                    (50,199)       (47,033)
             Other assets                                              9,222          7,000
             Accounts payable and accrued expenses                   118,624        288,633
             Income taxes payable                                         --         (2,500)
             Payroll taxes payable                                     2,608            415
                                                                 -----------    -----------

        Net cash used in operating activities                       (116,653)      (407,291)

Cash flows from investing activities:
   Investment in marketable securities                                    --       (640,909)
   Acquisition of property, equipment and software development       (59,842)       (10,287)
                                                                 -----------    -----------

        Net cash used in investing activities                        (59,842)      (651,196)

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants               54,400          3,000
   Repayment of short-term borrowing                                      --       (391,800)
   Payments on long-term debt                                        (58,298)       (25,000)
   Payments on lease obligations                                          --         (1,827)
   Loan officers and shareholders - net                              (24,627)       (28,610)
                                                                 -----------    -----------

        Net cash used in financing activities                        (28,525)      (444,237)
                                                                 -----------    -----------

        Net decrease in cash and cash equivalents                   (205,020)    (1,502,724)

Cash and cash equivalents at beginning of period                     221,293      1,552,575
                                                                 -----------    -----------

        Cash and cash equivalents at end of period               $    16,273    $    49,851
                                                                 ===========    ===========

See Notes 3  for a summary of noncash investing activities

Supplemental disclosures of cash flow information
 Cash paid during the period for:
        Interest                                                 $    27,803    $    26,587
                                                                 ===========    ===========
        Taxes                                                    $        --    $     4,312
                                                                 ===========    ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.

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

                                                         2005            2004
                                                         ----            ----
          Stock options                                1,105,000         550,000
          Warrants                                     1,446,875       3,096,875
          Convertible Preferred Stock                  1,637,070       2,441,932

Note 3 - Inventories

Inventories consist of the following:

                                                      September          June
                                                         2005            2005
                                                         ----            ----
          Raw materials                              $   336,512     $   322,958
          Work-in-process                                248,579         402,045
          Finished goods                               1,339,556       1,240,498
                                                     -----------     -----------
                                                     $ 1,924,647     $ 1,965,501
                                                     ===========     ===========

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                           Three Months Ended
                                                              September 30,
                                                           2005          2004
                                                           ----          ----
Net loss, as reported                                   $ (569,352)  $ (242,878)
Add: Stock based compensation
      expense, as reported, net of related tax effects          --           --
Deduct: Total stock-based compensation
 expense determined under the fair value based
 method for all awards, net of related tax effects          64,543           --
                                                        ----------   ----------
Pro forma net loss                                      $ (633,895)  $ (242,878)
                                                        ==========   ==========

Basic and diluted loss per share, as reported           $     (.07)  $    (0.04)
Basic and diluted loss per share, pro forma             $     (.08)  $    (0.04)

No options were granted in the three months ended September 30, 2005 and 2004.

Note 5 - Series A Convertible Preferred Stock Dividend

Cumulative dividends for the years ended March 31, 2004 and 2005 totaling $153,042 were declared on July 8, 2005 by the Company's board of Directors. The dividend was paid by the issuance of 99,378 additional shares of the Company's common stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-QSB. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to
Item I of this Form 10-QSB, "CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS."

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

      We believe that we are one of the few true comprehensive security solution providers in the industry. We are able to analyze a security risk and develop security solutions specifically tailored to mitigate that risk, including designing, engineering and manufacturing individual components of a system as may be necessary to deliver a fully integrated security system customized to a client's requirements. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver an integrated platform for a fully integrated security solution to support our customers' requirements for the completion of a given project.

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

First Quarter 2006 Accomplishments

      o We received approximately $5,000,000 in new orders under the IBDSS/TASS contract that will be shipped in Fiscal 2006.

      o We entered into agreements with Hudson Marine/Hudson Trident to undertake projects in Morocco and Lebanon. They provide effective solutions to all security problems faced in the maritime industry.

      o The Department of Defense (DoD) increased the amount to be spent to secure Tinker Air Force Base by $400,000 bringing the total to approximately $5.2 million.

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

      o We strengthened our advisory board comprised of representatives from government, academia and industry by adding Col. Edward Badolato U.S. Marines (Ret.) and Juda Engelmayer, Chief Communications Officer, American Jewish Congress.

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

      o We entered into a joint manufacturing and marketing agreement with GM COPE for their Airel No Fly Zone Security System, and they in turn will market ECSI product in Europe.

Results of Operations

Three Months Ended September 30, 2005 ("2005 period") Compared to Three Months Ended September 30, 2004 ("2004 period").

REVENUES. We had net revenues of $1,523,314 for the 2005 period, as compared to revenues of $955,465 for the 2004 period, an increase of approximately 59%. The increase in sales in the 2005 period is primarily attributable to the award of Tinker Air Force Base by the DoD and release of other certain projects that were awaiting funding and/or the approval of submittal drawings. The funding and/or submitted drawings are related to domestic projects. Foreign governments as well as private industrial concerns overseas have slowed the release of other anticipated projects.

GROSS MARGINS. Gross margins for the 2005 period were 17.82% of revenue as compared to 37.86% of revenue for the 2004 period. The decrease in the 2005 period is primarily due to an increase in the order mix for lower gross margin products and subcontractor services related to the Tinker A.F.B. contract, as compared to the 2004 period, where the fulfillment of orders mostly entailed the shipment of higher gross margin products and services.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses decreased in the 2005 period to $57,352 from $72,948 in the 2004 period. R&D in the 2005 period was for upgrades to existing products and systems and for new product development work on the Fiber Optic Intrusion Detection System (FOIDS(R)).

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased about 61% in the 2005 period to $561,818 from $348,878 in the 2004 period. The increase in 2005 is primarily the result of management's action to increase certain fixed overhead and payroll costs. We have increased our marketing and sales management team to effectively penetrate the global security market. The increase was also partially due to the additional general and administrative costs incurred by our new wholly owned subsidiary, Clarion.

STOCK BASED COMPENSATION. In the 2004 period, we issued immediately vested stock to a consultant valued at $120,000. Stock-based compensation is non-cash and, therefore, has no impact on our net worth, cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the 2005 period was $27,803 as compared to $26,587 for the 2004 period. The increase was attributable to the higher interest rates on our outstanding debt balances.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $13,740 for the 2005 period and $11,700 for the 2004 period. Management believes this subsidiary will be profitable by the fourth quarter of '06.

NET LOSS. Net loss before dividends for the 2005 period was $(361,822) as compared to a loss of $(192,878) for the same period in 2004.

Dividends Related to Convertible Preferred Stock.

In July 2005, we declared and paid dividends equal to $153,042 on our Series A Convertible Preferred Stock for the years ended March 31, 2004 and 2005. The dividend was paid via the issuance of 99,378 shares of our Common Stock.

We also recorded dividends totaling $54,488 on our Series B Convertible Preferred Stock in the 2005 period and $50,000 in the 2004 period. In lieu of a cash payment we have elected under the terms of the agreement by which sold these securities to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

Liquidity and Capital Resources

      At September 30, 2005, we had working capital of $2.8 million compared to $3.20 million at June 30, 2005. Net cash used by operating activities for the 2005 period was $116,653 as compared to net cash used by operating activities of $407,291 for the 2004 period.

      Inventory has increased by $40,854 since the beginning of fiscal 2005 and should decrease during the first quarter of 2006 for shipments on committed projects that have been released. Accounts receivables as a percentage of sales has deteriorated somewhat. Day's sales outstanding (DSO) were 121 days at September 30, 2005 as compared with 86 days at June 30, 2005. This is due to certain payments and retainage on Tinker Air Force Base being held until final completion of projects to occur in the third quarter 2006.

      Accounts payable and accrued expenses have increased $118,624 in the 2005 period as payments to vendors have been slowed to match the collection of receivables as they relate to retainage and completion of certain projects.

      Investing activities for 2005 the purchase $59,842 of equipment and software required to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward.

      We realized net proceeds of $54,400 from the exercise of outstanding stock options and warrants in 2005. In addition, financing activities in 2005 included the repayments of long-term debt in the amount $58,298.

      To achieve all the elements of our growth strategy and the desired outcome of a sustainable and continuous growth rate through our teaming and contractual relationships, we must devote additional capital resources to our sales and marketing efforts and product development. Further, we plan to invest in or acquire other entities in the security technology industry to expand our product offerings to meet all possible security threats, including emerging security risks. We will remain attentive to opportunities as they arise. We may pay for any such investments or acquisitions using cash, equity or a combination thereof. To the extent we require cash in connection with such activities, we will have to obtain third party financing and are pursuing an additional line of credit and capital through selected investment banking firms.

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

Discussion of Results, Business Outlook and Identifiable Industry Trends

      Discussion of Quarterly Results, Business Outlook and Approach

      Spending in the security industry has increased over the last several months as Congress has continued to allocate money to fund Homeland Security initiatives. We expect this trend will continue for the foreseeable future. As a result, the level of new proposals continues and our committed backlog, including the Integrated Base Defense Security System (IBDSS) awards from the U.S. Air Force, is the larges backlog in Company history. There can be no assurance that we will complete any or all of the orders comprising our backlog within the anticipated time frame. Our results have taught us that all of these anticipated releases and new contracts are subject to cancellation or delay, thus we cannot be certain as to the total realized revenue amount of our backlog and are hesitant to even reference the total dollar amount of our present backlog or submitted proposals.

      We have shipped orders to clients as required by our agreements resulting in more timely receipt of payment for such orders over the last year. We currently have sufficient orders and business to ensure our financial stability for the foreseeable future. We expect that cash on hand together with cash generated from operations will not be adequate to provide working capital needs unless investors exercise their existing warrants related to the Series A and Series B Preferred Stock offerings, or additional equity, or a line of credit is put in place.

      Our sales dependency has shifted from our President and CEO, Arthur Barchenko, to seven marketing and sales managers to meet our revenue objectives. During the last year, we have sought to mitigate the concentration of sales efforts by (i) retaining new personnel and engaging independent contractors to market our products and generate sales opportunities and (ii) expanding sales efforts in geographic regions on which we have not focused our resources in years past such as the Caribbean, Latin America, Egypt and the Middle East and Africa, where we are developing projects that management believes will result in ongoing revenue. Specifically we:

      o Hired Mr. Ken Picard who has spent over 14 years in marketing, business development and program management of high-end technology and security related products. Specific markets have included secure identification and biometrics systems, thermal/infrared and night vision equipment, and electronic perimeter intrusion systems. Customers include DOD, federal and state agencies, and the law enforcement community. Mr. Picard also was both the Marketing and Program Manager for the Tactical Automated Security System (TASS), a major security program for the US Air Force. Prior to joining ECSI, Mr. Picard was the founder and president of SPI, a company specializing in the sales and distribution of security equipment, primarily thermal imaging systems, where he had total responsibility for the entire organization, including marketing, contracts, finance (P & L), and operations. He has also held similar marketing and business development positions with Curtiss-Wright Security Systems, Lau Technologies, and Pan-Tec, Inc. Mr. Picard started his career in finance, budgeting, and overall business management at Raytheon Service Company and completed the Raytheon Service Company Financial Management training program in 1984. He held various positions of increasing responsibility from budget analyst to Finance Supervisor to Business Manager. Mr. Picard represents the Company in the New England area.

      o Hired Ashok Saxena, as Vice President, Advanced Systems. Mr. Saxena's background encompasses a vast knowledge that includes satellite and launch vehicle engineering, internet and telecommunications network solutions, information technology including software development and flight computer operating systems and applications. Previously Mr. Saxena was formerly with L-3 Communications where he was instrumental in the awards to the company of the IBDSS contract and the Force Protection Airborne Surveillance System (FPASS II) program proposal. During his tenure at L-3, he was involved in the development of highly advanced security technologies including a video compression device and portable radar system for aircraft; and Technical Volume Lead in proposal efforts for the Air Force, Navy, and Intelligence agencies. Mr. Saxena was instrumental in winning several proposals from $5M to $500M (Integrated Base Defense, Air Force). He was responsible for the winning proposal effort for the Force Protection Airborne Surveillance System (FPASS II) program. The system consists of Unmanned Aerial Vehicles (UAVs) with Electro-Optical (E/O) and Infrared (IR) sensors, a ground control station and a video processing system. This system has been successfully delivered with significantly improved video stabilization and processing technologies. In all proposals, he executed various activities including subcontractor selection and teaming agreements. Mr. Saxena oversaw the design, coordination of technical inputs, project schedules, material and labor pricing activities by work breakdown structure (WBS).

      o Hired Jerry Dropik, Vice President General Manager-Middle East/Africa to head up our newest division. Mr. Dropik brings unique experience in international country management, security, sales and sales support, manufacturing and engineering and has been highly successful in serving customers with varied technologies in many diverse cultures and countries. Mr. Dropik organized and led a new culturally diverse sales, business development and administration team for Lucent Technologies for five years in Cairo, Egypt growing to a team of 650 employees and $300M of sales annually. He supported the strategy and sale of the Golden Pyramid Project to Telecom Egypt for $200M of Switching and Wireless Sales and led the direct negotiation and sale of the Southern Direction Project for fiber optic networks to the Egypt Military Signal Core resulting in sales of $25M. He was responsible for the search, construction, layout, security and occupancy of a new 10,000 square meter office building in Maadi, Cairo, Egypt applying Lucent Global Standards. Mr. Dropik was a member of the US Ambassador's Technical Council and headed one of the Corporate Security Pyramids to address communications and security threats. Mr. Dropik guided the market strategy and sales team for regional market penetration for a new MPT customer in Algeria resulting in signing of Data Network contract for $12M. He was responsible for selling an Octal messaging system in Jordan for $2.1M. As Sales Support Director for AT&T, he led a diverse team of market, sales realization managers and senior project consultants to support sales of switching, transmission and cable/fiber system sales to PT&T Telecoms in Europe and Middle East/ Africa. Mr. Dropik was also responsible for Public/Government Affairs for Cairo USAID Agency, Egypt US Embassy and Washington, DC as Lucent VP.

      o Hired Mr. Richard Deyulio to the position of Senior Project Manager to accommodate the company's continuing expansion of perimeter security installations under the Integrated Base Defense Security System program (IBDSS). Mr. Deyulio is a security professional with over 30 years of experience in physical security and served 36 years with the Federal Government between the Army & Air National Guard. His military specialty is Communications and Electronics Maintenance of "commercial off the shelf" and tactical systems. Mr. Deyulio was solely responsible for the reliability and maintenance of all D.O.D-installed anti-intrusion equipment at the Olympic Village for the 1980 Winter Olympic Games at Lake Placid, New York. A veteran of Desert Shield / Desert Storm, he designed, selected and maintained anti-intrusion and communications equipment for Al Karj AFB, KSA. Mr. Deyulio assisted the White House Communications Agency during Vice- President George Bush's visit to N.Y. in 1988, as well as President Bill Clinton's visit in 1999 and 2000. He has installed and set up anti-intrusion equipment successfully at several undisclosed government locations. In addition, Mr. Deyulio is a New York State-certified police officer and has been working patrol part-time for 18 years. He has extensive experience installing and repairing anti-terrorism and surveillance equipment including: unattended ground sensors, first generation to most recent, ground surveillance radar's first generation to most recent, covert "body wire" systems, night vision equipment from first generation to third generation, land mobile radio systems, closed-circuit television equipment and satellite- receiving systems. He has worked with residential and industrial alarm installations and is experienced with U S Air Force's Base and Installation Security Systems (BISS).

      We submited bids on eleven new projects for work to be performed at our Clifton, NJ, Indianapolis, IN and Madison, AL facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by clients upon short notice with little or no penalty, as is typical in our industry.

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

      During the first quarter of fiscal 2006, we entered into a letter of intent to acquire Phone-Or Ltd., an Israeli company that provides proprietary acoustic monitoring sensor systems designed for detection sensing applications. We currently are completing a due diligence investigation of Phone-Or which we expect to complete in the second quarter of fiscal 2006. Phone-Or is an innovative technology leader in acoustic communications and monitoring systems that has made limited sales in Canada, Russia, China, Malaysia, Japan, Thailand, Taiwan, Singapore, India, Australia, Italy, the U.K., Scandinavia and Romania. We plan to introduce our technologies through Phone-Or's channel of distribution.

      Business Outlook

      As global economic prospects began to change during 2005, orders and commitments increased. Currently, purchase order commitments continue to grow. However, our historical results have taught us that the release of funds that support contracts and orders may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus we cannot be certain as to the total realized value and revenue which we will generate from committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments sometime within the next 8 to 12 months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

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

      Business Approach

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

      o Our selection by the United States Air Force, Force Protection Office, as one of four companies, among two multinational and two small businesses organizations, entitling us to submit proposals to obtain contracts to supply and install security system upgrades for thirty-four (34) military facilities worldwide over a five year period with a total value in excess of $540 million.

      o We estimate that orders recently received including nuclear power station security upgrades, Hanscom A.F. tactical equipment purchases and IDF - MOD P.O. purchase order and the U.S. Air Force IBDSS/TASS task order will amount to $8,500,000.

      o The conclusion of agreements with new strategic partners that we anticipate will be a source for material orders in the years ahead.

      Financial Public Relations Firms

      During September 2005 we hired J. Paul of Homeland Security Stocks a financial public relations firm to disseminate information about our Company to the investment community and increase public awareness of and interest in our stock. We hope that the efforts of this entity will broaden the appeal of our stock and facilitate our ability to raise funds for expansion activities as required.

      In March and April of the last quarter, Taglich Brothers, Inc. and Micro Cap Gems, financial analysts firms, began to monitor the Company's results and issue financial reports on the Company to investors through their website and distribution channels and we are continuing with their services for the present.

Item 3. Controls and Procedures.

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the period covered by this Quarterly Report on Form 10-QSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

      (a) During the three months ended September 30, 2005, the Company issued the following securities without registration under the Securities Act of 1933, as amended:

      Issuances Pursuant to Rule 4(2) - During the quarter ended September 30, 2005, the Company issued shares of common stock in the following transactions in reliance on the exemption from registration afforded by Section 4(2):

      Dividends.

      On July 28, 2005, the Company issued an aggregate of 100,628 shares of common stock as a dividend on its Series A Convertible Preferred Stock for the years 2004 and 2005. Under the terms of the Series A Preferred Stock, the company is required to pay a dividend at the rate of $.20 per share per annum payable quarterly (payable in cash or shares of common stock valued at a price of $2.00 per share).

      Exercise of Warrants

      On September 7, 2005 the company issued 50,000 shares of common stock upon the exercise of warrants at a price of $1.00 per share.

      Exercises of Options

      On September 15, 2005, the Company issued 5,000 shares of common stock to Edward Snow, a director of the Company, upon the exercise of stock options.

      Conversion of 10% Series B Convertible Preferred Stock

      During the quarter, the Company issued an aggregate of 986,042 shares of common stock upon the conversion of 895 shares of Series B Preferred Stock plus interest accrued on the series of stock converted through the conversion date. Each share of Series B Preferred Stock has a stated value of $1,000 and is convertible into common stock at a price of $1 per share. Interest accrued on the Series B Preferred Stock was added to stated value and was paid by the issuance of common stock upon conversion.

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

      On August 15, 2005, the Company filed an Amendment to its Current Report on Form 8-K originally filed on March 7, 2005 which included audited financial statements of Clarion Sensing Systems, Inc., the assets of which were acquired by the Company on March 4, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ELECTRONIC CONTROL SECURITY INC.


Date: November 11, 2005                 By: /s/ Arthur Barchenko
                                           -----------------------------------
                                        Arthur Barchenko
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        (duly authorized officer; principal
                                        executive officer, and principal
                                        financial and accounting officer)