Form 10QSB
period 2005-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2006-02-13
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2005

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

As of February 13, 2006, Electronic Control Security Inc. had outstanding 8,685,601 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                   INDEX PAGE



                         PART I -- FINANCIAL INFORMATION

                                                                            Page
Item 1 - Financial Statements

         Consolidated Balance Sheet December 31, 2005 (Unaudited) and         2
         June 30, 2005

         Unaudited Consolidated Statements of Operations for the six and      3
         three months ended December 31, 2005 and 2004

         Unaudited Consolidated Statements of Cash Flows for the six and      4
         three months ended December 31, 2005 and 2004

         Notes to Consolidated Financial Statements                           5

Item 2 - Management's Discussion and Analysis of Financial Condition and      8
         Results of Operations

Item 3 - Controls and Procedures                                             12

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                   12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3 - Defaults upon Senior Securities                                     12

Item 4 - Submission of Matters to a Vote of Security Holders                 13

Item 5 - Other Information                                                   13

Item 6 - Exhibits                                                            13

Signatures                                                                   14

Exhibits                                                                     15

Item 1. Financial Statements.

                                        Electronic Control Security Inc.
                                          Consolidated Balance Sheets
                                                                                    December 31      June 30,
                                                                                       2005            2005
ASSETS                                                                             (Unaudited)
Current assets
      Cash and cash equivalents                                                 $        10,775  $      221,293
      Accounts receivable, net of allowance of  $100,000                              3,095,967       2,088,546
      Inventories                                                                     1,805,587       1,965,501
      Other current assets                                                              321,060         363,868
                                                                                 ---------------  --------------

          Total current assets                                                        5,233,389       4,639,208

Property, equipment and software development costs - net                                483,383         502,644
Intangible assets - net                                                               1,415,478       1,438,999
Certificate of deposit, pledged                                                         255,721         253,084
Goodwill                                                                                 50,000          50,000
Deferred income taxes                                                                   456,300         456,300
Other assets                                                                            208,551          59,827
                                                                                 ---------------  --------------
                                                                                $     8,102,822  $    7,400,062
                                                                                 ===============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                     $     2,168,156  $    1,185,423
      Short-term loan                                                                   175,000               -
      Current maturities of long-term debt                                              232,992         232,992
      Payroll taxes payable                                                              20,194          16,234
                                                                                 ---------------  --------------

          Total current liabilities                                                   2,596,342       1,434,649

Noncurrent liabilities
      Long-term debt                                                                    321,017         437,565
      Due to officers and shareholders                                                  402,846         431,617
      Deferred income taxes                                                              62,500          62,500
                                                                                 ---------------  --------------

          Total liabilities                                                           3,382,705       2,366,331

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
          325,000 shares issued and outstanding, respectively                             3,250           3,250
     Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
         $1,182 per share liquidation preference; 2,000 shares authorized,
          791 and 2,000 shares issued and outstanding, respectively                           1               2
      Common Stock, $.001 par value; 30,000,000 shares authorized;
          8,785,601 and 7,384,935 shares issued; 8,685,601 and 7,284,935
         shares outstanding, respectively                                                 8,785           7,385
      Additional paid-in capital                                                     10,693,814      10,344,782
      Accumulated deficit                                                            (5,979,127)     (5,311,807)
      Accumulated other comprehensive income                                              3,394             119
      Treasury stock, at cost, 100,000 shares                                           (10,000)        (10,000)
                                                                                 ---------------  --------------


          Total shareholders' equity                                                  4,720,117       5,033,731
                                                                                 ---------------  --------------

                                                                                $     8,102,822  $    7,400,062
                                                                                 ===============  ==============
                                See Notes to Consolidated Financial Statements.

                                      Electronic Control Security Inc.
                                    Consolidated Statements of Operations

                                                                  Six Months              Three Months
                                                                     Ended                   Ended
                                                                  December 31,            December 31,
                                                               2005         2004        2005         2004
                                                           (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)

Revenues                                                  $ 4,059,565  $ 1,957,592  $ 2,536,251  $ 1,002,127
Cost of revenues                                            3,157,222    1,218,469    1,905,319      624,759
                                                           -----------  -----------  -----------  -----------

          Gross profit                                        902,343      739,123      630,932      377,368
                                                           -----------  -----------  -----------  -----------

 Research and development                                     109,102      161,829       51,750       88,881
 Selling, general  and administrative expenses              1,136,699      806,299      574,881      457,421
 Stock based compensation                                      61,087      120,000       61,087            -
                                                           -----------  -----------  -----------  -----------

          Loss from operations                               (404,545)    (349,005)     (56,786)    (168,934)

Other (income) expense
     Interest expense                                          57,809       56,885       30,006       30,298
     Interest income                                           (2,638)      (7,107)      (2,638)      (5,027)
     Minority interest in subsidiary loss                     (27,340)     (27,166)     (13,600)     (15,466)
     Gain on sale of marketable securities                          -       (7,519)           -       (7,519)
                                                           -----------  -----------  -----------  -----------

Total other (income) expense                                   27,831       15,093       13,768        2,286
                                                           -----------  -----------  -----------  -----------

Loss before tax benefit                                      (432,376)    (364,098)     (70,554)    (171,220)

Income tax (benefit)                                                -            -            -            -
                                                           -----------  -----------  -----------  -----------

Net loss before dividends                                    (432,376)    (364,098)     (70,554)    (171,220)

Dividends related to convertible preferred stock              234,944      100,000       27,414       50,000
                                                           -----------  -----------  -----------  -----------

Net loss attributable to common shareholders              $  (667,320) $  (464,098) $   (97,968) $  (221,220)
                                                           ===========  ===========  ===========  ===========

Net loss per share:
     Basic                                                $     (0.08) $     (0.08) $     (0.01) $     (0.04)
                                                           ===========  ===========  ===========  ===========
     Diluted                                              $     (0.08) $     (0.08) $     (0.01) $     (0.04)
                                                           ===========  ===========  ===========  ===========

Weighted average number of
        common shares and equivalents:
     Basic                                                  8,059,022    5,952,320    8,505,477    6,222,646
                                                           ===========  ===========  ===========  ===========
     Diluted                                                8,059,022    5,952,320    8,505,477    6,222,646
                                                           ===========  ===========  ===========  ===========

                               See Notes to Consolidated Financial Statements.

                                    Electronic Control Security Inc.
                                 Consolidated Statements of Cash Flows
                                                                                      Six Months
                                                                                         Ended
                                                                                      December 31,
                                                                                   2005         2004
                                                                               (Unaudited)  (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                                          $  (432,376) $  (364,098)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                            135,017       84,167
          Stock based compensation                                                  61,087      120,000
          Minority interest in subsidiary loss                                     (27,340)     (27,166)
          Gain on sales marketable securities                                            -       (7,519)
          Foreign currency translation adjustments                                   3,275        6,564
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                              (1,007,421)    (333,460)
               Inventory                                                           159,914       60,994
               Other current assets                                                (75,138)     (93,010)
               Other assets                                                         (3,438)       5,884
               Accounts payable and accrued expenses                               982,733      177,607
               Income taxes payable                                                      -       (2,500)
               Payroll taxes payable                                                 3,960        7,816
                                                                               ------------ ------------

        Net cash used in operating activities                                     (199,727)    (364,721)

Cash flows from investing activities:
     Investment in marketable securities                                                 -     (745,804)
     Acquisition of property, equipment and software development                   (92,235)     (34,475)
                                                                               ------------ ------------

          Net cash used in investing activities                                    (92,235)    (780,279)

Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                           54,400      644,950
     Proceeds from short-term borrowings                                           500,000            -
     Repayment of short-term borrowing                                            (325,000)    (545,485)
     Certificate of deposit purchased                                               (2,637)    (250,460)
     Payments on long-term debt                                                   (116,548)     (58,333)
     Payments on lease obligations                                                       -       (3,094)
     Loan officers and shareholders - net                                          (28,771)     (32,255)
                                                                               ------------ ------------

          Net cash provided by (used in) financing activities                       81,444     (244,677)
                                                                               ------------ ------------

          Net decrease in cash and cash equivalents                               (210,518)  (1,389,677)

Cash and cash equivalents at beginning of period                                   221,293    1,552,575
                                                                               ------------ ------------

          Cash and cash equivalents at end of period                           $    10,775  $   162,898
                                                                               ============ ============

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                             $    57,809  $    56,885
                                                                               ============ ============
          Taxes                                                                $     2,786  $         -
                                                                               ============ ============
                            See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share
---------------------------

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

                                                   2005             2004
                                                   ----             ----
     Stock options                               1,524,500         545,000
     Warrants                                    1,446,875       2,456,875
     Convertible Preferred Stock                 1,304,236       2,441,932


Note 3 - Inventories

Inventories consist of the following:

                                                 December            June
                                                   2005              2005
                                                   ----              ----
     Raw materials                            $    322,438    $    322,958
     Work-in-process                               203,564         402,045
     Finished goods                              1,279,585       1,240,498
                                              ------------    ------------
                                              $  1,805,587    $  1,965,501
                                              ============    ============

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements


Note 4 - Stock Based Compensation Plans
---------------------------------------

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                  Six Months                 Three months
                                                                            Ended December 31,
                                                             2005          2004           2005          2004
                                                         ------------- -------------- -------------- ------------

Net loss, as reported                                       $(667,320)     $(464,098)      $(97,678)   $(221,220)
Add: Employee stock based compensation
 expense, as reported, net of related tax effects                  --             --             --           --
Deduct: Total stock-based compensation
  expense determined under the fair value based
  method for all awards, net of related tax effects        (1,199,069)           (--)    (1,133,750)         (--)
                                                         ------------- -------------- -------------- ------------

Pro forma net loss                                        $(1,866,389)     $(464,098)   $(1,231,718)   $(221,220)
                                                         ============= ============== ============== ============

Basic and diluted loss per share, as reported                   $(.08)         $(.08)         $(.01)       $(.04)
Basic and diluted loss per share, pro forma                     $(.23)         $(.08)         $(.14)       $(.04)

The weighted average per share fair value of options granted during the six months ended December 31, 2005 was $1.02. The fair value of each option granted was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions; volatility of 140.60%, expected life of options of 5 years, risk free interest rate of approximately 4.39% and a dividend yield of 0%. No options were granted in the six months ended December 31, 2004.

On December 9, 2005, the Board of Directors voted to exchange 565,000 options issued in January 2005 at an exercise price of $2.40 for 282,000 options with an exercise price of $1.20. The Board also voted to accelerated the vesting on these options to become immediately exercisable. The acceleration and repricing of the options had no effect on the Company's financial position. The accelerated amortization expense and incremental value recognized due to the changes are included in the disclosure above.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

Note 5 - Series A Convertible Preferred Stock Dividend
------------------------------------------------------

Cumulative dividends for the years ended March 31, 2004 and 2005 totaling $153,042 were declared on July 8, 2005 by the Company's Board of Directors. The dividend was paid by the issuance of 99,378 additional shares of the Company's common stock.

Note 6 - Subsequent Events
--------------------------

Private Placement
-----------------

In January 2006, the Company raised net proceeds of $927,500 in a private placement of $1million in principal amount of its Senior Secured Convertible Debentures (the "Debentures"). The Company's obligations with respect to the Debentures are secured by a lien on all of the assets of the Company, including its intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's common stock, par value $0.001 per share (the "Common Stock") at a conversion price of $1.15 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. Quarterly interest payments on the Debentures are scheduled to begin on April 1, 2006. At the option of the Company, interest payments are payable either in cash or in registered shares of Common Stock, subject to certain conditions.

Investors in the private placement also received three-year warrants to purchase up to 434,783 shares of the Company's Common Stock at a per share exercise price of $2.00 (the "Warrants"). The Warrants also may be exercised on a cashless basis following the first anniversary of issuance if a registration statement covering the Common Stock issuable upon exercise of the Warrants is not in effect at the time of exercise.

In connection with the financing the Company paid a cash fee in the amount of $72,500 to placements agents and also issued to such persons four and five year warrants to purchase a total 121,739 shares of Common Stock. The warrants issuable to the placement agents are exercisable on substantially the same terms and conditions as the Warrants, including without limitation, potential adjustments and cashless exercise rights as provided above.

Repayment of Debt
-----------------

A portion of the net proceeds of the financing were used to repay in full the Company's term loans in the outstanding amount of $658,339.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the notes related to those statements. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the Annual Report for the year ended June 30, 2005 on form 10-KSB.

Caution Regarding Forward-Looking Statements

Our company and its representatives may from time to time make written or verbal "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to shareholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our company's current and future capital needs, uncertainty of capital funding, our clients' ability to cancel contracts with little or no penalty, government initiatives to implement homeland security measures, the likelihood of completing transactions for which we have entered into letters of intent, the state of the worldwide economy, competition, our customers' ability to pay our invoices within our standard credit terms, and other risks detailed in our company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. We undertake no obligation to publicly update or revise any forward-looking statements.

Overview

      Electronic Control Security Inc. designs, develops, manufactures and markets technology-based integrated security systems. We support systems integrators and dealer installers in the context of providing risk assessment and vulnerability studies that are designed to ascertain a customer's security requirements and assist in developing a comprehensive risk management and mitigation program, as well as provide product design and engineering support services.

     We market our products domestically and internationally to:

     o national and local government entities including the U.S. Department of Defense (DoD and U.S. Department of Energy (DoE),

     o large chemical and petrochemical facilities and major office complexes,

     o energy facilities, including nuclear power stations, power utilities and pipelines,

     o    commercial transportation centers, such as airports and seaports and

     o water and agricultural resources including reservoirs, dams, fish hatcheries and rivers.

Second Quarter 2006 and Post-Quarter Events

     o In November-December 2005 we received $2,519,150 in purchase orders for day-night closed circuit television (CCTV) thermal detection systems for installation in various U.S. Air Force bases under the Integrated Base Defense Security System (IBDSS) contract, and we expect to ship this equipment during the third and fourth quarters of fiscal year 2006.

     o In December, 2005 we received a purchase order for $550,000 for Tactical Automated Sensor Systems (TASS) procurement under the IBDSS contract for the U.S. Air Force that we anticipate delivering in the last quarter of fiscal year 2006.

     o We continued to augment our management team and, in October 2005, we hired Richard Deyulio as Senior Project Manager to reinforce our project management area. Mr. Deyulio has over 36 years experience in various positions in the federal government and in the U.S. Army and the Air National Guard, focusing on "commercial off-the- shelf" security and tactical systems. Additionally, in January 2006, we hired Bernard Boucek as Program Manager. Mr. Boucek brings over 35 years of experience in disciplines and/or projects directly related to physical security systems.

     o We strengthened our advisory board comprised of representatives from government, academia and industry by adding Charles Gargano, who also serves as Chairman and CEO of the Empire State Development Corporation and Vice-Chairman of the Port Authority of New York and New Jersey.

Results of Operations

Six Months Ended December 31, 2005 ( the "2005 Period") Compared to Six Months ended December 31, 2004 (the "2004 Period") and Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004.

REVENUES. We had net revenues of $4,059,565 for the 2005 Period as compared to net revenues of $1,957,592 for the 2004 Period, representing an increase of approximately 107%. Net revenues for the three months ended December 31, 2005 were $2,536,251 as compared to $1,002,127 for the corresponding three month period in 2004. The increase in revenues in the 2005 Period is primarily attributable to the IBDSS contract award on the Tinker Air Force Base project and nuclear facility security upgrades. Of the revenues reported in the 2005 Period, approximately 98% are attributable to domestic projects and 2% are attributable to international projects.

GROSS MARGINS. Gross margins for the 2005 Period were 22.23% of revenue as compared to 37.76% of revenue for the 2004 Period, and 24.88% of revenue for the three months ended December 31, 2005 as compared to 37.66% for the corresponding three-month period in 2004. The decrease in gross margins for each of the 2005 Period and the three months ended December 31, 2005 as compared to the corresponding periods in 2004 is primarily attributable to an increase in the utilization of sub-contractors related to the Tinker Air Force Base project during each of the 2005 periods as well as an increase in the order mix for lower gross margin products during each of the 2005 periods. In the corresponding periods in 2004 we performed a greater percentage of higher gross profit generating activities such as design and engineering services.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems as well as new product development work on the Sentinal(TM) water technologies. Research and development expenses for the 2005 Period and for the three months ended December 31, 2005 were $109,102 and $51,750, respectively, as compared to $161,829 and $88,881 for the corresponding periods in 2004. The decrease in research and development expenses during each of the periods in 2005 compared to the corresponding periods in 2004 is primarily attributable to the completion of certain research and development programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 2005 Period and for the three months ended December 31, 2005 were $1,136,699 and $574,881, respectively, as compared to $806,299 and $457,421 for each of the corresponding periods in 2004. The increase is primarily attributable to the recruitment of new financial management personnel, as well as marketing and sales support personnel. The increase is also partially attributable to the general and administrative costs incurred by our new wholly-owned subsidiary, Clarion Systems, Inc., which approximated $157,000 for the 2005 Period.

STOCK BASED COMPENSATION. In the 2005 Period, we issued immediately vested stock to various consultants valued at $61,087 at the time of issuance. In the 2004 Period, we issued immediately vested stock to various consultants and to the directors that were valued at $120,000 at the time of issuance. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the 2005 Period was $57,809 as compared to $56,885 incurred during the 2004 Period. The increase in the 2005 Period is attributable to the higher average amount of outstanding debt balances.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss attributable to the foreign subsidiary was $27,340 for the 2005 Period as compared to the $27,166 for the 2004 Period.

NET LOSS. Net loss before deemed dividends for each of the 2005 and 2004 Period is $(432,376) and $(364,098), respectively, and $(70,554) and
$(171,220) for the three months ended December 31, 2005 and 2004, respectively.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK.

In July 2005, we declared and paid dividends equal to $153,042 on our Series A Convertible Preferred Stock for the years ended March 31, 2004 and 2005. The dividend was paid by the issuance of 99,378 shares of our Common Stock.

We also recorded dividends totaling $81,902 on our 10% Series B
Convertible Preferred Stock in the 2005 Period and $100,000 in the 2004 Period. In lieu of a cash payment, we have elected under the terms of the agreement which sold these securities to add this amount to the stated value of the 10% Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

Liquidity and Capital Resources

At December 31, 2005, we had working capital of approximately $2.6 million compared to approximately $3.2 million at June 30, 2005. Net cash used by operating activities for the 2005 Period was $199,727 as compared to net cash used by operating activities of $364,721 for the 2004 Period.

Inventory has decreased by $159,914 during the 2005 Period, but has remained relatively high in anticipation of shipments for committed projects.

Accounts receivables as a percentage of sales has increased. Days sales outstanding (DSO) were 233 days at December 31, 2005 as compared to 86 days at June 30, 2005. This is due to certain payments and retainage on the Tinker Air Force Base work being held until final completion of projects expected to occur in the third quarter of fiscal year 2006.

Accounts payable and accrued expenses have increased by $982,733 to $2,168,156 during the 2005 Period as payments to vendors have been delayed to match the corresponding delay in collection of accounts receivables.

Investing activities for the 2005 Period included the purchase of equipment and software required to upgrade two major product lines at a cost of $92,235. We do not have any material commitments for capital expenditures going forward.

Financing activities in the 2005 Period included a short-term loan in the amount $500,000 of which $325,000 was repaid in the period and fully repaid in January 2006 from the proceeds of the private placement discussed below.

In January 2006, we raised net proceeds of $927,500 in a private placement of $1million in principal amount of our Senior Secured Convertible Debentures (the "Debentures"). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of our common stock at a conversion price of $1.15 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. Quarterly interest payments on the Debentures are scheduled to begin on April 1, 2006. At our option, interest payments are payable either in cash or in registered shares of common stock, subject to certain conditions. Investors in the private placement received three-year warrants to purchase up to 434,783 shares of our common stock at a per share exercise price of $2.00; provided, however, that the warrants may be exercised on a cashless basis following the first anniversary of issuance if a registration statement covering the common Stock issuable upon exercise of such warrants is not in effect at the time of exercise. The Debentures restrict our ability to incur additional debt, except as specifically permitted thereunder.

A portion of the net proceeds from the private placement of the Debentures was used to repay in full outstanding loans in the aggregate amount of $658,339 owed to a commercial bank. In connection with the repayment of these loans, the bank released our certificate of deposit in the amount of $255,721 that it held as collateral to secure repayment of these loan obligations. Remaining long-term bank debt in the aggregate amount of $70,675 at December 31, 2005 is payable in monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum.

We also realized net proceeds of $54,400 from the exercise of outstanding stock options and warrants in the 2005 Period and $644,950 in the 2004 Period.

We expect that cash on hand together with cash generated from operations will be sufficient to provide for our working capital needs for the next 12 months. We remain committed to pursuing acquisitions that may add to our revenues and enhance both our product line and, ultimately, our ability to compete in our industry. It is likely that we will require additional financing or other sources of capital to complete any acquisitions, as well as take advantage of any major business opportunities that arise. We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who serves as our principal executive officer and as our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management and our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange
Act) identified in connection with the foregoing evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2005, we issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     We issued an aggregate of 360,248 shares of our common stock upon the conversion of 314 shares of our 10% Series B Convertible Preferred Stock plus dividends accrued thereon through the conversion date. Each share of 10% Series B Convertible Preferred Stock had a stated value of $1,000 and is convertible into shares of our common stock at a price of $1 per share.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 9, 2005, we held our 2005 annual meeting of shareholders at our principal offices in Clifton, New Jersey. The following matters were voted on: (1) election of directors to our board of directors; and (2) ratification of the appointment of independent registered public accounting firm and auditors. The vote tally was as follows:

(1) Each of the following individuals was elected to the board of directors to hold office until the next annual meeting of stockholders, or until a successor is duly elected and qualified or the director's earlier death, resignation or removal.

--------------------------------------------------------------------------------
                           Total
                           Votes
   Name                    Cast       Votes For      Abstentions   Votes Against
--------------------------------------------------------------------------------

Arthur Barchenko        6,303,730     6,300,124          0            3,606
Edward Snow             6,303,730     6,300,424          0            3,306
Gene Rabois             6,303,730     6,288,424          0           15,306
Stephen Rossetti        6,303,730     6,300,124          0            3,606
Robert F. Reiter        6,303,730     3,918,561          0        2,385,169
Thomas F. Donahue       6,303,730     6,280,124          0            3,606
Natalie Barchenko       6,303,730     6,298,524          0            5,206
--------------------------------------------------------------------------------

(2) Ratification of appointment of Demetrius & Company, LLC Independent Accountants as our independent registered public accounting firm and auditors.

--------------------------------------------------------------------------------
                           Total
                           Votes
   Name                    Cast       Votes For      Abstentions   Votes Against
--------------------------------------------------------------------------------
                        6,303,730     6,302,730          0            1,000
--------------------------------------------------------------------------------


Item 5. Other Information.

   None

Item 6. Exhibits

       Exhibit No.                  Title
       -----------                  -----

           31.1 Certification of President and Chief Executive Officer (who serves as principal executive officer and principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of President and Chief Executive Officer (who serves as principal executive officer and principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ELECTRONIC CONTROL SECURITY INC.


Date: February 13, 2006     By: /s/ Arthur Barchenko
                               ------------------------------------------
                                    Arthur Barchenko
                                    President and Chief Executive Officer
                                    (principal executive officer and
                                    principal financial and accounting officer)