Form 10QSB
period 2006-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2006-05-15
CIK 803044

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2006

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

As of May 10, 2006, Electronic Control Security Inc. had outstanding 8,723,601 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

                                                                                                  Page

Forward Looking Statements                                                                         (ii)

Item 1 - Financial Statements*
         Consolidated Balance Sheets March 31, 2006 (Unaudited) and
               June 30, 2005                                                                      F-2
         Unaudited Consolidated  Statements of Operations for the nine and three
              months ended March 31, 2006 and 2005                                                F-3
         Unaudited  Consolidated  Statements  of Cash Flows for the nine  months
              ended March 31, 2006 and 2005                                                       F-4
         Notes to Consolidated Financial Statements                                            F-5 - F-8

Item 2 - Management's Discussion and Analysis of Financial Condition or Results of Operations      1

Item 3 - Controls and Procedures                                                                   6

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                                         6

Item 2 - Changes in Securities and Use of Proceeds                                                 6

Item 3 - Defaults upon Senior Securities                                                           7

Item 4 - Submission of Matters to a Vote of Security Holders                                       7

Item 5 - Other Information                                                                         7

Item 6 - Exhibits                                                                                  7

Signatures                                                                                         8

Exhibits                                                                                         9 - 10


Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets


                                                                                  March 31,           June 30,
                                                                                    2006                2005
ASSETS                                                                          (Unaudited)
Current assets
      Cash and cash equivalents                                                  $     44,597       $    221,293
      Accounts receivable, net of allowance of  $100,000                            2,670,355          2,088,546
      Inventories                                                                   2,027,265          1,965,501
      Other current assets                                                            337,262            363,868
                                                                                 ------------       ------------
          Total current assets                                                      5,079,479          4,639,208
Property, equipment and software development costs - net                              561,642            502,644
Intangible assets - net                                                             1,395,267          1,438,999
Certificate of deposit, pledged                                                          --              253,084
Goodwill                                                                               50,000             50,000
Deferred income taxes                                                                 456,300            456,300
Other assets                                                                          173,933             59,827
                                                                                 ------------       ------------
                                                                                 $  7,716,621       $  7,400,062
                                                                                 ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                      $  1,988,628       $  1,185,423
      Current maturities of long-term debt                                             33,000            232,992
      Payroll taxes payable                                                            21,351             16,234
                                                                                 ------------       ------------
          Total current liabilities                                                 2,042,979          1,434,649

Noncurrent liabilities
      Long-term debt                                                                   29,425            437,565
      Convertible debentures (net of discounts of $497,627)                           502,373               --
      Due to officers and shareholders                                                509,105            431,617
      Deferred income taxes                                                            62,500             62,500
                                                                                 ------------       ------------
          Total liabilities                                                         3,146,382          2,366,331

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
          325,000 shares issued and outstanding, respectively                           3,250              3,250
     Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
         $1,211 per share liquidation preference; 2,000 shares authorized,
          791 and 2,000 shares issued and outstanding, respectively                         1                  2
      Common Stock, $.001 par value; 30,000,000 shares authorized;
          8,823,601 and 7,384,935 shares issued; 8,723,601 and 7,284,935
         shares outstanding, respectively                                               8,823              7,385
      Additional paid-in capital                                                   11,172,806         10,344,782
      Accumulated deficit                                                          (6,610,540)        (5,311,807)
      Accumulated other comprehensive income                                            5,899                119
      Treasury stock, at cost, 100,000 shares                                         (10,000)           (10,000)
                                                                                 ------------       ------------
          Total shareholders' equity                                                4,570,239          5,033,731
                                                                                 ------------       ------------
                                                                                 $  7,716,621       $  7,400,062
                                                                                 ============       ============

                 See Notes to Consolidated Financial Statements.


                        Electronic Control Security Inc.
                      Consolidated Statements of Operations
                                                                     Nine Months                        Three Months
                                                                        Ended                               Ended
                                                                      March 31,                           March 31,
                                                              2006              2005               2006             2005
                                                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Revenues                                                   $ 5,043,622       $ 3,353,819       $   984,057       $ 1,396,227
Cost of revenues                                             3,890,645         1,851,574           733,423           633,105
                                                           -----------       -----------       -----------       -----------
          Gross profit                                       1,152,977         1,502,245           250,634           763,122
                                                           -----------       -----------       -----------       -----------
 Research and development                                      159,100           234,556            49,998            72,727
 Selling, general  and administrative expenses               1,803,302         1,432,379           666,603           626,080
 Stock based compensation                                      150,337           120,000            89,250              --
                                                           -----------       -----------       -----------       -----------
          Income (loss) from operations                       (959,762)         (284,690)         (555,217)           64,315

Other (income) expense
     Interest expense                                          104,061            84,973            46,252            28,088
     Interest income                                            (2,638)          (11,266)                0            (4,159)
     Minority interest in subsidiary loss                      (28,784)          (40,691)           (1,444)          (13,525)
     Amortization of beneficial conversion feature
       on convertible debt                                       8,335              --               8,335              --
     Gain on sale of marketable securities                        --             (10,660)             --              (3,141)
                                                           -----------       -----------       -----------       -----------
Total other (income) expense                                    80,974            22,356            53,143             7,263
                                                           -----------       -----------       -----------       -----------
Income (loss) before tax benefit                            (1,040,736)         (307,046)         (608,360)           57,052
Income tax (benefit)                                              --                --                --                --
                                                           -----------       -----------       -----------       -----------
Net income (loss) before dividends                          (1,040,736)         (307,046)         (608,360)           57,052
Dividends related to convertible preferred stock               257,997           150,000            23,053            50,000
                                                           -----------       -----------       -----------       -----------
Net income (loss) attributable to common shareholders      $(1,298,733)      $  (457,046)      $  (631,413)      $     7,052
                                                           ===========       ===========       ===========       ===========
Net loss per share:
     Basic                                                 $     (0.16)      $     (0.07)      $     (0.07)      $      0.00
                                                           ===========       ===========       ===========       ===========
     Diluted                                               $     (0.16)      $     (0.07)      $     (0.07)      $      0.00
                                                           ===========       ===========       ===========       ===========
Weighted average number of
        common shares and equivalents:
     Basic                                                   8,275,214         6,207,406         8,706,290         6,720,505
                                                           ===========       ===========       ===========       ===========
     Diluted                                                 8,275,214         6,207,406         8,706,290         6,720,505
                                                           ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows


                                                                                          Nine Months
                                                                                             Ended
                                                                                           March 31,
                                                                                     2006                2005
                                                                                 (Unaudited)         (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                                            $(1,040,736)      $  (307,046)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                              241,199           135,287
          Stock based compensation                                                   150,337           120,000
          Minority interest in subsidiary loss                                       (28,784)          (40,691)
          Amortization of beneficial conversion feature on convertible debt            8,335
          Gain on sales marketable securities                                           --             (10,660)
          Foreign currency translation adjustments                                     5,780             4,864
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                  (581,809)       (1,206,759)
               Inventory                                                             (61,764)         (358,417)
               Other current assets                                                  (91,340)          (40,085)
               Other assets                                                           32,624             6,346
               Accounts payable and accrued expenses                                 803,205           765,895
               Income taxes payable                                                     --              (2,500)
               Payroll taxes payable                                                   5,117            13,873
                                                                                 -----------       -----------
        Net cash used in operating activities                                       (557,836)         (919,893)

Cash flows from investing activities:
     Investment in marketable securities                                                --             (53,165)
     Investment in Clarion                                                              --            (529,894)
     Acquisition of property, equipment and software development                    (227,235)          (74,666)
                                                                                 -----------       -----------
          Net cash used in investing activities                                     (227,235)         (657,725)

Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                             54,400           708,850
     Repayment of short-term borrowing                                                  --            (250,000)
     Certificate of deposit redeemed (purchased)                                     253,084          (250,460)
     Net proceeds on 8% convertible debenture                                        831,534              --
     Payments on long-term debt                                                     (608,131)         (108,333)
     Payments on lease obligations                                                      --              (3,764)
     Loan officers and shareholders - net                                             77,488           (27,255)
                                                                                 -----------       -----------
          Net cash provided by financing activities                                  608,375            69,038
                                                                                 -----------       -----------
          Net decrease in cash and cash equivalents                                 (176,696)       (1,508,580)

Cash and cash equivalents at beginning of period                                     221,293         1,552,575
                                                                                 -----------       -----------
          Cash and cash equivalents at end of period                             $    44,597       $    43,995
                                                                                 ===========       ===========
Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                               $   104,061       $    84,973
                                                                                 ===========       ===========
          Taxes                                                                  $     4,968       $      --
                                                                                 ===========       ===========

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

         Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.

         Note 2 - Recently Issued Accounting Pronouncements

         In May 2005, the FASB issued SFAS Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

         In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

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


                                                                  2006       2005
                                                               ---------  ---------
                  Stock options                                1,524,500  1,100,000
                  Warrants                                     2,246,875  1,496,875
                  Convertible Preferred Stock                  1,304,236  2,411,932

         Note 4 - Inventories

         Inventories consist of the following:
                                                                March        June
                                                                 2006        2005
                                                             -----------  ----------
                  Raw materials                              $   333,552  $  322,958
                  Work-in-process                                288,558     402,045
                  Finished goods                               1,405,155   1,240,498
                                                             -----------  ----------
                                                             $ 2,027,265  $1,965,501
                                                             ===========  ===========

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

                        Electronic Control Security Inc.
                 Notes to the Consolidated Financial Statements

         The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.



                                                                       Nine Months                        Three months
                                                                                        Ended March 31,
                                                                  2006               2005              2006             2004
                                                               -----------       -----------       -----------       -----------

Net income (loss), as reported                                 $(1,298,733)      $  (457,056)      $  (631,413)      $     7,052
    Add: Employee stock based compensation
        expense, as reported, net of related tax effects              --                --                --                --
    Deduct: Total stock-based compensation
        expense determined under the fair value based
        method for all awards, net of related tax effects       (1,199,069)          (65,319)            (--)            (65,319)
                                                               -----------       -----------       -----------       -----------

                 Pro forma net loss                            $(2,497,802)      $  (522,365)      $  (631,413)      $   (58,267)
                                                               ===========       ===========       ===========       ===========

 Basic and diluted loss per share, as reported                 $      (.16)      $      (.07)      $      (.07)      $      (.00)
  Basic and diluted loss per share, pro forma                  $      (.30)      $      (.08)      $      (.07)      $      (.01)


         The weighted average per share fair value of options granted during the nine months ended March 31, 2006 was $1.02. The fair value of each option granted was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions; volatility of 140.60%, expected life of options of 5 years, risk free interest rate of approximately 4.39% and a dividend yield of 0%. No options were granted in the nine months ended March 31, 2005.

         On December 9, 2005, the Board of Directors voted to exchange 565,000 options issued in January 2005 at an exercise price of $2.40 for 282,000 options with an exercise price of $1.20. The Board also voted to accelerate the vesting on these options to become immediately exercisable. The acceleration and repricing of the options had no effect on the Company's financial position. The accelerated amortization expense and incremental value recognized due to the changes are included in the disclosure above.

         Note 6 - Series A Convertible Preferred Stock Dividend

         Cumulative dividends for the years ended March 31, 2004 and 2005 totaling $153,042 were declared on July 8, 2005 by the Company's Board of Directors. The dividend was paid by the issuance of 99,378 additional shares of the Company's common stock

         Note 7 - Convertible Debentures

         In January 2006, the Company completed a private placement of $1million in principal amount of its Senior Secured Convertible Debentures ("the Debentures"). At closing, the Company received net proceeds of approximately $831,000 from the proceeds of the Debentures, after the payment of offering related fees and expenses. The Company's obligations with respect to the Debentures are secured by a lien on all of the assets of the Company, including its intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's common stock, par value $0.001 per share (the "Common Stock") at a conversion price of $1.15 per share, subject to certain adjustments. Interest is payable on a quarterly basis at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. At the option of the Company, interest payments are payable either in cash or in shares of Common Stock (provided there is an effective registration statement at the time of payment), subject to certain conditions. The Company elected to pay the interest in cash for the period ending March 31, 2006.

         Investors in the private placement received three-year warrants to purchase up to an aggregate of 434,783 shares of the Company's Common Stock at a per share exercise price of $2.00 (the "Warrants"). The Warrants may be exercised on a cashless basis following the first anniversary of issuance if a registration statement covering the Common Stock issuable upon exercise of the Warrants is not in effect at the time of exercise.

         In connection with the financing the Company paid to two placement agents, a cash fee in the aggregate amount of $72,500 and also to such persons three-year warrants to purchase an aggregate of 121,739 shares of Common Stock at a per share exercise price of $2.00 and otherwise on substantially the same terms as the Warrants issued to the investors, including without limitation, expiration date, potential adjustments and cashless exercise rights.

         For financial reporting purposes, the Company recorded a discount of $223,096 to reflect the value of the Warrants and a discount of $193,350 to reflect the value of issuance costs and will be amortizing this amount to the date of maturity. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on the debentures of $118,748 to reflect the beneficial conversion feature of the debt and is amortizing this amount to the date of maturity. The amortization of the discounts and beneficial conversion amounted to $29,231 and $8,335, respectively, for the period ended March 31, 2006.

         Note 8 - Repayment of Debt

         In January 2006, a portion of the net proceeds of the financing discussed in Note 7 were used to repay in full the Company's term loans in the outstanding amount of $658,339.

       ITEM 2. Management's Discussion and Analysis of Financial Condition or Results of Operations.

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

       Overview

             Electronic Control Security Inc. designs, develops, manufactures and markets technology-based integrated security systems. We support systems integrators and dealer installers in the context of providing risk assessment and vulnerability studies to help ascertain a client's security requirements and in developing a comprehensive risk management and mitigation program, as well as offering product design and engineering support services.

             We market our products domestically and internationally to:

               o    national  and  local  government   entities   including  the
                    Department of Defense (DoD and Department of Energy (DoE);

               o large chemical and petro chemical facilities and major office complexes;

               o energy facilities, including nuclear power stations, power utilities and pipelines; and

               o commercial transportation centers, such as airports and seaports.

               o Water and agricultural resources including reservoirs, dams, fish hatcheries and rivers.

       Third Quarter 2006 Milestones and Other Post-Quarter Events

               o In September 2005, we entered into a teaming and marketing agreement with Hudson Marine/Hudson Trident for the security study on the Tangiers Port in Morocco. As a result of this relationship, in January 2006 we received a contract we currently value at over $100,000. We expect the value of this teaming agreement to increase over the next twelve months.

               o In February 2006, we entered into a subcontractor agreement and non-disclosure agreement with the Mashantucket Piquot Tribal Nation of Connecticut to jointly pursue security oriented government programs. We are pursuing a major Army contract through this relationship.

               o In April 2006, we received purchase orders valued at $500,000 for technology insertion and support services from the U.S. Air Force that we anticipate delivering by August 31, 2006

               o Our wholly-owned subsidiary, Clarion Systems, Inc., received its second order valued at over $20,000 from Calumet County for its monitoring and communications system. This is the second in a series of water resource projects that we expect to move forward in the coming months.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

         We do not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

       We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

       Inventory Valuation

       Inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory to identify obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. We do not currently have any reserves against inventory.

       Allowance for Doubtful Accounts

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

       Accounting for Income Taxes

       We record a valuation allowance to our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made.

       Fair Value of Equity Instruments

       The valuation of certain items, including valuation of warrants or stock options that may be offered as compensation for goods or services, involve significant estimations with underlying assumptions judgmentally determined. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if obtainable, if such value is not readily obtainable, the valuation of warrants and stock options are then based upon the Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions.

       RESULTS OF OPERATIONS

       Nine Months Ended March 31, 2006 ( the "2006 Period") Compared to Nine Months ended March 31, 2005 (the "2005 Period") and Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

              REVENUES. We had net revenues of $5,043,622 for the 2006 Period as compared to net revenues of $3,353,819 for the 2005 Period, representing an increase of approximately 50%. Net revenues for the three months ended March 31, 2006 were $984,057 as compared to $1,396,227 for the corresponding three months in 2005. The increase in net revenues during the 2006 Period as compared to the 2005 Period is primarily attributable to government contracts under the Integrated Base Defense Security System (IBDSS) delivery orders. The decrease in net revenues during the three months ended March 31, 2006 as compared to the corresponding three-month period in 2005 is primarily attributable to an action taken by one of our vendors in arbitrarily placing us on credit hold. This resulted in our inability to ship certain finished product during the three months ended March 31, 2006 and record revenues in the amount of approximately $2.2 million on such contract. We are currently negotiating with a finance company to support the credit requirements of the vendor and expect to be able complete the shipments by the end of the next quarter.

              GROSS MARGINS. Gross margins for the 2006 Period were 22.86% of revenue as compared to 44.79% of revenue for the 2005 Period and 25.47% of revenue for the three months ended March 31, 2005 as compared to 54.66% for the corresponding three-month period in 2005. The decrease in gross margins for each of the 2006 Period and the three months ended March 31, 2006 as compared to the corresponding periods in 2005 is primarily attributable to an increase in the utilization of sub-contractors related to the Tinker Air Force Base project as well as an increase in the order mix for lower gross margin products during each of the periods in 2006. In the corresponding periods in 2005 we performed a greater percentage of higher gross profit generating activities such as design and engineering services. The decrease in each of the 2006 Periods also partially attributable to an increase in repair costs of defective sensors delivered by a principle supplier. These sensors had to be reworked and ultimately replaced on a major installation at a cost of approximately $150,000.

              RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems as well as new product development work on the Sentinal water technologies. Research and development expenses for the 2006 Period and for the three months ended March 31, 2006 were $159,100 and $49,998, respectively, as compared to $234,556 and $72,727 for the corresponding periods in 2005. The decrease in research and development expenses during each of the periods in 2006 compared to the corresponding periods in 2005 is primarily attributable to the completion or termination of certain research and development program.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 2006 Period and for the three months ended March 31, 2006 were $1,803,302 and $666,603, respectively, as compared to $1,432,379 and $626,080 for each of the corresponding periods in 2005. Further, administrative costs incurred by our newly wholly owned subsidiary, Clarion Sensing Systems, increased by approximately $205,000 for the 2006 Period as compared to the 2005 Period.

              STOCK BASED COMPENSATION. In the 2006 Period, we issued immediately vested shares of our Common Stock, options and warrants to various consultants valued at $150,337 at the time of issuance. In the 2005 Period, we issued immediately vested stock to various consultants and to the directors that were valued at $120,000 at the time of issuance. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

              INTEREST EXPENSE. Interest expense in the 2006 Period was $104,061 as compared to $84,973 incurred during the 2005 Period. The increase in the 2006 Period is attributable to the higher average amount of outstanding debt balances. Also included in interest expense in the 2006 Period is $29,230 of amortization of deferred finance costs relating the offering costs and the value of the warrant issued on the private placement of the convertible debentures.

              AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of in January 2006 of our convertible debentures to reflect the beneficial conversion feature of the debt and the amortizing this amount to the date of maturity. In the 2006 period the Company recorded amortization of $8,335.

              MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss attributable to the foreign subsidiary was $28,784 for the 2006 Period as compared to the $40,691 for the 2005 Period.

              NET LOSS. Net loss before dividends related to preferred stock for the 2006 and 2005 Periods is $(1,040,736) and $(307,046), respectively.
       The net loss before deemed dividends, for the three months ended March 31, 2006 was $(608,360) and a net profit of $57,052 for the corresponding period in 2005.

       DIVIDENDS RELATED TO PREFERRED STOCK.

              In July 2005, we declared and paid dividends equal to $153,042 on our Series A Convertible Preferred Stock for the years ended March 31, 2004 and 2005. The dividend was paid by the issuance of 99,378 shares of our Common Stock.

              We also recorded dividends totaling $104,995 on our Series B Convertible Preferred Stock in the 2006 Period and $150,000 in the 2005 Period. In lieu of a cash payment we have elected under the terms of the agreement which sold these securities to add this amount to the stated value of the Series B Convertible Preferred Stock.

              These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

       Liquidity and Capital Resources

              At March 31, 2006, we had working capital of approximately $3 million compared to approximately $3.2 million at June 30, 2005. Net cash used by operating activities for the 2006 period was $557,836 as compared to net cash used by operating activities of $919,893 for the 2005 period.

              Inventory has increased by $61,764 during the nine months ended March 31, 2006 and has remained relatively high in anticipation of shipments for committed projects.

              Accounts receivables as a percentage of sales has increased. Days sales outstanding (DSO) were 129 days at March 31, 2006 as compared to 86 days at June 30, 2005. This is due to certain payments and retainage on Tinker Air Force Base being held until final completion of projects to occur in the fourth quarter Fiscal 2006.

              Accounts payable and accrued expenses have increased by $ 803,205 to approximately $2 million for the nine months ended March 31, 2006 as payments to vendors have been delayed to match the corresponding delay in collection of accounts receivables.

              Investing activities for the 2006 period included the purchase of equipment and software required to upgrade two major product lines at a cost of $227,235. We do not have any material commitments for capital expenditures going forward.

              In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1million in principal amount of our Senior Secured Convertible Debentures ("the Debentures"). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $1.15 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.

              A portion of the net proceeds from the private placement of the Debentures was used to repay in full outstanding loans in the aggregate amount of $658,339 owed to a commercial bank. In connection with the repayment of these loans, the bank released our certificate of deposit in the amount of $255,721 that it held as collateral to secure repayment of these loan obligations. Remaining long-term bank debt in the aggregate amount of $62,425 at March 31, 2006 is payable in monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum.

              We also realized net proceeds of $54,400 from the exercise of outstanding stock options and warrants in the 2006 Period and $708,850 in the 2005 Period.

              We expect that cash on hand together with collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months. However, the recent action by one of our vendors (who has been selected by the United States Air Force as a sole source supplier under our IBDSS contract) has put some liquidity constraints on us. While we are currently negotiating with a finance company to enable us to meet the cash requirements to resume the shipments from this vendor, no assurance can be given that we will be able to conclude a financing arrangement on commercially acceptable terms (or at all).

       Item 3. Controls and Procedures.

              We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (and Principal Financial Officer and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

       PART II. OTHER INFORMATION

       Item 1. Legal Proceedings.

             None.

       Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

         During the three months ended March 31, 2006, the Company issued the following securities without registration under the Securities Act of 1933, as amended:

               1. In  January  2006 we  issued  to a  total  of four  accredited investors $1million in principal amount of our Senior Secured Convertible Debentures. In connection with the issuance of the debentures, we issued to the purchasers of the debentures three-year warrants (the "Investor Warrants") to purchase up to 434,783 shares of our common stock, par value $0.001 (the "Common Stock") at a per share exercise price of $2.00.

               2. In connection with the placement of the debentures referred to above, we issued to two placement agents three-year warrants to purchase, in the aggregate, up to 121,739 shares of Common Stock, The Placement Agent Warrants are exercisable at $2.00 per share and are otherwise exercisable on substantially the same terms and conditions as the warrants referred to above.

               3. In February 2006, we issued 38,000 shares of common stock to two consultants for services provided. We also issued to one of the consultants two-year warrants to purchase up to 500,000 shares of our common stock at a per share exercise price of $1.50 and 300,000 at a per share exercise price of $2.25.

              All of the securities issued in the transactions described above were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption provided in
       Section 4(2) of the Securities Act.

       Item 3. Defaults Upon Senior Securities.

             None.

       Item 4. Submission of Matters to a Vote of Security Holders.

       Item 5. Other Information.

             None

       Item 6. Exhibits

           Exhibit No.              Title
           -----------              -----

               4.1 Form of Senior Secured Convertible Debenture due January 11, 2009. *

               4.2  Form of Common Stock Purchase Warrant. *

               4.3 Registration Rights Agreement, dated as of January 11, 2006, by and among Electronic Control Security Inc. and the Purchasers named in the Securities Purchase Agreement, dated as of January 11, 2006. *

               10.1 Securities Purchase Agreement, dated as of January 11, 2006, by and among Electronic Control Security Inc. and the Purchasers named therein. *

               10.2 Security  Agreement,  dated as of January 11,  2006,  by and among Electronic Control Security Inc. and the Purchasers named in the Securities Purchase Agreement, dated as of January 11, 2006. *

               31.1 Certification  of Chief  Executive  Officer  (and  Principal
                    Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Chief  Executive  Officer  (and  Principal
                    Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

               * Filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2006.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ELECTRONIC CONTROL SECURITY INC.


       Date: May 15, 2006            By: /s/ Arthur Barchenko
                                        --------------------------------
                                        Arthur Barchenko President,
                                        Chief Executive Officer (duly
                                        authorized officer; principal
                                        executive officer, and
                                        principal financial and
                                        accounting officer)