Form 10KSB
period 2006-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2006-09-27
CIK 803044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

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

                          $0.001 Par Value Common Stock
          -------------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. | |

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__Yes ___No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X___

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X].

State the issuer's revenues for its most recent fiscal year:  $8,822,090

As of September 22, 2006, there were 8,723,601 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was $2,637,437. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer's 2007 annual meeting of stockholders, are incorporated by reference in Items 9-12 and 14 of Part III hereof.

Transitional Small Business Disclosure Format (Check one):
_________Yes      ___X___No

                        ELECTRONIC CONTROL SECURITY INC.
                         2006 FORM 10-KSB ANNUAL REPORT



                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...........................................   1

ITEM 2.  DESCRIPTION OF PROPERTY...........................................  20

ITEM 3.  LEGAL PROCEEDINGS.................................................  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  20

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES....................  21

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........  21

ITEM 7.  FINANCIAL STATEMENTS..............................................  29

ITEM 8.  CONTROLS AND PROCEDURES...........................................  29

ITEM 8A. OTHER INFORMATION.................................................  29

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................  30

ITEM 10. EXECUTIVE COMPENSATION............................................  30

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS...................................  30

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  30

ITEM 13. EXHIBITS..........................................................  30

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES..............................  30


                           FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview


         Electronic Control Security Inc. designs, develops, manufactures and markets technology-based integrated security systems security systems. We also provide consulting services consisting of risk assessment and vulnerability studies to ascertain a customer's security requirements in developing a comprehensive risk management and mitigation program, as well as product design and engineering services.

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

         We believe we are one of a few comprehensive security solution providers in the industry. We analyze security risks and develop security solutions specifically tailored to mitigate those risks, including designing, engineering and manufacturing individual components of a system as may be necessary to deliver a fully integrated security system customized to a customer's requirements. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver an integrated platform for a fully integrated security solution to support our customers' requirements for the completion of a given project.

         We believe we have developed a superior reputation as a provider of integrated security systems since our inception in 1976 because we:

     o offer a complete range of solutions-driven responses to accommodate our customers' needs,

     o    offer technologically superior products,

     o are able to design, engineer and manufacture systems customized to our customers' specific requirements,

     o deliver systems that are easy to operate and maintain while providing superior life cycle cost performance compared to systems offered by our competitors,

     o have established solid credentials in protecting high value targets, and o offer our customers what we believe may be the best warranty in the industry.

         We are ISO 9001:2000 registered and will seek to maintain our ISO status.

Security Industry Overview

         The Security Institute of America estimates that the worldwide market for security products and services in 2006 will exceed $130 billion. The industry encompasses a wide ranging, highly fragmented group of product and service providers which includes entities that market comprehensive security systems and offers security consulting services, dealers/installers, small single product companies, equipment manufacturers, consultants and systems integrators.

         We believe the security industry has experienced significant growth over the last decade, both in the total dollar amounts generated from sales and the number of entrants offering security related products, and continues to grow rapidly because:

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

     o advanced electronic communications systems have created a growing need for information technology security to prevent the misuse of proprietary information and other intellectual property; and

     o private industry is operating in more remote geographic locations and higher risk environments.

Products, Systems and Technologies

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

         Integrated security systems are comprised of one or more subsystems and components that perform a variety of security functions for a facility or group of facilities under the direction of a single command center and communications network. We offer both integrated, turn-key security solutions that incorporate many of our systems and stand-alone systems that comprise an individual technology.

         The integrated security systems and/or stand alone products we market include:

     o Computer Based Command, Control and Communications Networks. The command network consists of a central processor, a common database and software that link various subsystems and components, allowing them to communicate with each other and integrates the subsystems and components into a single system.

     o Intrusion Detection Systems. Fixed location and rapid deployable infrared and fiber optic perimeter intrusion detection systems which detect an intruder passing through the sensors.

     o Video Motion Detection and Assessment Systems. As an adjunct to our perimeter intrusion detection systems, we offer video surveillance equipment using closed circuit television cameras, digital processing and fiber optic links to monitor and assess the nature of an annunciated threat at the control center.

     o Electronic Surveillance System. This system creates a detection and verification band outside and parallel to a secured perimeter and is geared toward high-level security demands such as border control, military bases, power stations, oil and gas storage facilities, nuclear power plants, industrial sites, prisons and airports with high-level security demands.

     o Ordnance Flash Detection System. Our VIPER technology is a muzzle flash detection system that detects and locates the discharge of firearms and provides an immediate counter fire response.

     o Environmental Monitoring Systems. Our Sentinal(TM) system remotely monitors drinking water quality throughout the water distribution system to detect and instantly report the evidence of chemical, biological, or radiological contamination.

     o Computer Intrusion Detection Equipment. An information technology security system designed to protect computer local area networks
          (LANs) from illegal access via the Internet or by persons seeking to breach the LANs hard wiring.

         In order to provide clients with the highest quality and most advanced systems, we incorporate technologies and products developed and manufactured by us or that have been licensed from other entities. Frequently, we enter into technology transfer agreements covering the technologies or products to be used so that we may design and execute the best possible security solutions for a client within the confines of their security budget. Products incorporate state of the art components that can be configured into flexible systems tailored specifically to meet the needs of risk mitigation in high threat environments.

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

Consulting Support Services

         The consulting support services we provide our dealer/installers and system integrators are an integral part of the security solution. Effective and efficient use of technology can be achieved only if properly utilized. Toward that end, we:

     o assist our customers if requested to conduct risk assessment, vulnerability and criticality studies to ascertain their security requirements and develop a comprehensive risk management and mitigation program; and

     o    provide security system design support services.

         Our support services generally represent the first steps in assisting the dealer/installer, systems integrator to develop a security solution. The risk assessment, threat, vulnerability and criticality analyses the system integrator utilizes allows us to help develop effective responses and programs necessary to address and mitigate the range of threats, and to implement the appropriate solutions.

         Our customers benefit from an integrated, interactive process to determine levels of risk. The systems integrator consults with our design staff to determine systems configurations and human operation requirements that will provide the most cost-effective options for mitigating risk. Our security engineers are technically accomplished and fully familiar with the latest trends in planning, programming, and designing systems utilizing standard peripheral components, mini/micro architecture, and "user friendly" software/firmware applications. Many of our security engineers have the federal government's highest security clearances.

         We also provide security system design support services involving the evaluation, and specifications of security systems and components that meet a client's operating and budgetary requirements. Typically, these services are provided within the context of a comprehensive security evaluation and implementation program in conjunction with the systems' integrator.

         We work closely with the customer and facility owner, architect, engineer, system integrators and/or construction manager to develop and design security monitoring and control systems that afford a normal but secure environment for management, staff and visitors. Our design personnel are expert in their knowledge of the various technologies (mature and emerging) and their application as they apply to security challenges, both in the United States and abroad, because they continue to be intimately involved in developing security systems for government facilities around the world.

Product Design

         We design and develop new products based upon market requirements and as deemed necessary to meet clients' specific needs. We research and assess threat and vulnerability issues and design and engineer our products in-house, with outside consultants as necessary, and in conjunction with joint venture partners to meet the needs of clients based upon the results of such research. We investigate new and emerging technologies that have application in the security industry and seek to license these technologies which we then incorporate into our product line.

Markets for Our Products

         We have identified a number of markets for our products and has developed programs to gain access to those target markets. Generally, private industry and government facilities which possess sensitive information, valuable assets or by virtue of the nature of their business may be subject to terrorist threats, recognize the need to implement security measures to protect personnel and property. In many instances, laws have been enacted and mandates decreed for compliance with some minimum-security standards. Airport security is a prime example. We target these entities as well as entities where we can demonstrate the need for security measures.

         Primary markets which we target include:

     o the U.S. Government, its agencies and departments, including the Department of Defense and the Department of Energy;

     o large industrial facilities, including pharmaceutical companies and major office complexes;

     o energy facilities, including nuclear power plants, utilities, chemical-petrochemical pipelines;

     o    commercial aviation and maritime facilities;

     o    rail transportation;

     o    foreign/export opportunities in all of the above-targeted areas.

         The U.S. Government, along with many of its agencies and departments represent a significant market for our products. We actively market our products to the following U.S. Government agencies all of which have purchased our products in the past and continue to be among our top customers:

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

         Our open-ended contract with the General Services Administration (GSA), which has been extended through July 31, 2009, authorizes the U.S. Government and a network of eligible sources to purchase materials and services from us without having to undergo a full competition. In September 2003, we announced the finalization of a 5-year indefinite delivery/indefinite quantity contract for the Integrated Base Defense Security System (IBDSS) with the United States Air Force (USAF) to secure highly strategic military facilities throughout the world. During fiscal 2006, the Company was awarded numerous orders for Tactical Automated Sensor Systems (TASS).

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

         Energy Facilities, Including Nuclear Power Plants, Utilities, Chemical-Petrochemical Pipeline Facilities. Nuclear power stations and utilities that house sensitive information and dangerous materials represent a large and lucrative market for our products. Chemical-petrochemical, natural gas and pipeline companies, many of which operate in high risk environments and remote geographic locations, invest huge sums in the assets necessary to operate those businesses and adopt appropriate measures to protect their investments through the acquisition of security equipment and systems. The Company just received its first contract worth over $1.2 million from Stratos Global through Bechtel Corporation for a chemical-petrochemical facility in Algeria.

         Commercial Aviation, and Maritime Transportation. Infrastructure security has been at the forefront of security consciousness for many years. The federal government appropriated significant funds for the acquisition and installation of new, high-technology security systems at these facilities. There are approximately 1,200 facilities in the U.S. which the Federal Aviation Agency has identified and mandated for perimeter and access control security systems upgrade to be completed over the next several years and we will bid to provide products and services to many of these sites.

         Foreign/Export Opportunities. Government operations and private industries in foreign countries are all subject to the same security issues that challenge similar entities in the United States. We, along with our strategic teaming partners and international sales representatives, continue to seek penetration of these markets.

Marketing

         We have developed a multi-tiered marketing plan, allowing us to effectively market products to each of the separate government and industry segments identified as target markets both in the United States and internationally. Our marketing strategy highlights product strengths as they apply to each particular industry.

The primary goals of our marketing strategy are to:

     o    broaden the base of potential clients, and

     o    demonstrate the efficacy of our products.

         We have entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries which comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords the Company and our products added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects. During fiscal 2006, we entered into teaming agreements with Lockheed Martin Transportation and Security Solutions, Raytheon Services Division, Hudson Marine/Hudson Trident and Global Security Advisors Inc.

         Members of our management team have many years of experience in the security industry. Each member is assigned a corporate account and thereby establishes relationships with government and commercial organizations in a specific market. We attempt to maintain direct contact with key employees of the major corporate accounts and government agencies encompassing our target markets.

         We are projecting our international business to develop through a network of independent sales representatives. Agreements are in place with various entities that allow us to maintain a presence in 25 countries worldwide. These agreements generally extend for a period of two years and provide the dealer/installer with price discounts from current price schedules as an incentive to market our products in their geographic area. We rely on our dealer/installer base to represent our product line throughout the world and to apprise us of potential projects where the products can be incorporated. In addition, we rely on our dealers/installers to introduce our company and products to key government and private enterprise personnel in their respective geographic regions.

         We also market directly to providers of integrated security systems, security systems dealers/installers, systems engineers and other entities that may be contracted for a security system on behalf of a client.

         A presence is maintained at the major trade conferences that address our target markets and we advertise in the relevant conference publications.

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

Business Growth Strategy

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

     o Expand our global presence. We formed a subsidiary in the Middle East to represent and support product sales. We entered into sales agreements with a number of multi-national companies to represent and support their products as well. Management believes the Mid-East operation will provide access to potential projects in Africa, India and Eastern Europe.

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

Customers

         We provide products and services to certain customers who maintain their own integration engineering and installation departments. During the past five years we have provided products to approximately 50 nuclear power stations, Department of Energy and other government agencies CONUS/OCONUS covering over 220 projects.

         Given the nature of our customers and products, we receive relatively large orders for products and services from a relatively small number of customers. For the fiscal year ended June 30, 2006, the United States Air Force and Duke Energy Corporation accounted for 85% and 10%, respectively, of our net revenues. In fiscal year 2005, the United States Air Force and Duke Energy Corporation, accounted for 76% and 20%, respectively, of our net revenues.

Competition

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

         We believe we are able to sustain our competitive position in the industry because:

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

Manufacturing

         We maintain manufacturing operations at our facilities in New Jersey, Alabama and Indiana. These activities include the procurement of materials, product assembly and component integration, product assurance, quality control and final testing. Our manufacturing facilities in New Jersey were inadequate to satisfy the anticipated demand for our products under the USAF contract award. Therefore, we leased an additional 2,600 square feet of manufacturing space that became available bordering our premises affording us the flexibility to enlarge our manufacturing facilities, increase equipment and hire additional personnel as required to fill orders for product without undue delay.

         Compliance with environmental laws has no impact on our manufacturing or other operations.

         We purchase the individual components that comprise our products or subcontract the manufacture of specific subsystems to third parties. We are not dependent on any one supplier for the components of our products. In the event of any disruption in supply or discontinuation of production by any of our present suppliers, we believe that the components used in our products are available from numerous sources at competitive prices. Various aspects of the software programming required in connection with our computer products are designed and written by in-house personnel or are subcontracted to third parties.

         We have not entered into any long-term contracts for the purchase of components but rather rely on rolling forecasts to determine the number of units we will sell and the components required. We maintain an inventory of certain long-lead items required in the manufacture of our products, as reflected in our balance sheet. To date, we have been able to obtain supplies of these components and we believe that adequate quantities are available to meet our needs.

Intellectual Property and Other Proprietary Rights

         Proprietary protection for our technological expertise, products and product candidates are important to our business. Currently, we rely upon trade secrets, application experience and continuing technological innovation to develop and maintain our competitive position. We also rely on a combination of trade secret protection and non-disclosure agreements to establish and protect our proprietary rights.

         Our success is dependent to a great extent on our proprietary knowledge, innovative skills, technical expertise and marketing ability. Our intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position.

         We obtained trademarks in the United States, South Korea, United Kingdom and Saudi Arabia for "FOIDS(R)" (Fiber Optic Intelligent Detection System); "IPID(R)" (Infrared Perimeter Intrusion Detection); "RDIDS(R)" (Rapid Deployment Intrusion Detection System); "IDMS(R)" (Intrusion Detection & Monitoring System); LanData Secure (LAN and WAN Security Monitoring); Sentinal and GammaShark. We have also filed for trademarks in other countries.

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

Research and Development

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

         During the years ended June 30, 2006 and 2005, we expended $207,048 and $285,916, respectively, on research and development activities.

Product Warranty

         IPID(R) sensors are warranted for ten (10) years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted for one year from date of purchase. FOIDS(R) processors are warranted for a ten (10) year period. For the years ended June 30, 2006 and 2005, net expenses attributable to warranties were material. A supplier produced and delivered defective sensor housings which were not immediately evident but were discovered only after they were fully assembled, shipped and installed at various sites. We replaced 800 sensors during fiscal 2006. The Company has incurred $344,000 in direct costs for fiscal 2006. We have filed suit against the housing manufacturer in excess of $230,000 and plan to seek additional damages. We believe the problem has been defined and resolved.

Technology Licensing Arrangements

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

Employees

         As of September 22, 2006, we employed 27 people on a full-time basis including six design and engineering staff, eight manufacturing and assembly employees, four marketing employees, two project managers and seven administrative employees. A number of employees serve in multiple capacities. For example, Arthur Barchenko serves as our President but is also an integral member of our marketing team. Our manufacturing staff may oversee site installation of the products.

         We have relationships with 10 independent sales representative organizations covering specific regions in the U.S.A., Central America, South America, United Kingdom, India, the Middle East, and Southeast Asia.

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

                         Risks Relating to our Business


         We depend on government contracts for a large part of our total sales, and therefore our business is vulnerable to fluctuations in government spending.

         Because many of our contracts are with governmental entities, our business is subject to risks that are out of our control, including global economic developments, wars, political instability, changes in the tax and regulatory environments, foreign exchange rate volatility and fluctuations in government spending. For example, the 2005 Homeland Security Appropriations Act provided $28.9 billion in discretionary spending for the Department of Homeland Security, $1.8 billion more than the 2004 level of funding, which may result in increased business opportunities for us. However, because many customers are governmental entities with variable and uncertain budgets, the amount of business that we might receive from them may vary from year to year, regardless of the perceived quality of our business.

         Some of our orders and contracts may be cancelled on short notice with little or no penalty.

         Some of our contracts are subject to cancellation by clients upon short notice with little or no penalty so we cannot be certain that our backlog will be filled. The contracts we enter into with government entities are often awarded prior to legislative funding appropriations to support those contracts. Consequently, the entire amount of orders and contracts received from these entities may never be funded. If a substantial portion of our backlog orders is cancelled, our business, operating results and financial condition could be materially and adversely affected. In addition, the cancellation of a substantial portion of booked orders would negatively impact other areas of our business. For example, if we have booked orders from a large customer and the customer cancels their order, it would greatly affect our operating results for the period during which we would have recognized revenues from that customer. This could cause our stock price to fluctuate and make it difficult to evaluate the Company. Moreover, cancellation of a booked order after we have ordered components and materials to manufacture systems could result in the Company having excess inventory with no corresponding income.

         During the fiscal year ended June 30, 2006, we generated substantially all of our revenues from goods sold and services rendered to two customers. A substantial decrease in revenues generated from contracts for these customers could have an adverse effect on our business unless we were able to identify other customers.

         During the fiscal year ended June 30, 2006, two customers accounted for substantially all of our revenues, with the United States Air Force and Duke Energy Corporation accounting for 85% and 10%, respectively, of net revenues. For the fiscal year ended June 30, 2005, the United States Air Force accounted and Duke accounted for approximately 76% and 20%, respectively, of our net revenues. If we are unsuccessful in diversifying our customer base, we may experience a significant decrease in business resulting in a material adverse effect on our financial condition and results of operations.

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

         If we were to have an event of default or breach a covenant under our senior secured convertible debentures issued in our January 2006 private financing, the outstanding principal amount of the debentures plus all accrued and unpaid interest would become immediately due and payable to the holders of the debentures, and we currently do not have the cash resources to pay these obligations, which are secured by all of our assets including our intellectual property and would therefore be subject to seizure by the holders of the debentures in the event of a default or covenant breach.

         Our senior secured convertible debentures contain numerous events of default and covenants. Events of default under the debentures include:

     o    failure to pay principal or any premium on any debenture when due,

     o failure to pay any interest, late fees or liquidated damages on any debenture after a period of three trading days,

     o failure to perform other covenants under the debenture that is not cured by the earlier of seven trading days after notice by holder or 15 trading days after we are aware of such default,

     o default under the other financing documents that is not cured by the earlier of five trading days after notice or ten trading days after we aware of such default,

     o any representation or warranty under the financing documents that is untrue or incorrect in any material respect, o certain events of bankruptcy or insolvency of us or any of our subsidiaries, o any default by us or our subsidiaries under any instrument in excess of $150,000 that results in such obligation becoming due and payable prior to maturity,

     o our becoming party to a change of control transaction, or disposing of greater than 40% of our assets or redeeming more than a de minimus number of outstanding equity securities,

     o if, during the effectiveness period of the registration statement for the resale of the Common Stock underlying these securities (which registration statement was declared effective in March 2006), the effectiveness of the registration statement lapses for any reason or the holder shall not be permitted to resell registrable securities under the registration statement, in either case, for more than 30 consecutive trading days or 60 non-consecutive trading days during any 12-month period, subject to certain limited exceptions, and

     o failure to deliver common stock certificates to a holder prior to the fifth trading day after a debenture conversion date.

         Upon an event of default, the outstanding principal of the debentures plus all accrued and unpaid interest shall become immediately due and payable to the holders of the debentures.

         The debentures contain various covenants that limit our ability to:

     o incur additional debt, other than permitted debt as defined in the debenture,

     o incur specified liens, other than permitted liens as defined in the debenture,

     o amend our certificate of incorporation or by-laws in a material adverse manner to the holder, or

     o or repay or repurchase more than a de minimus number of shares of common stock.

As part of the financing, we have agreed to be bound by the following covenants:

o not to assume any corporate debt which is senior to the debentures,

     o not to repay or repurchase more than a de minimus number of shares of common stock,

     o not to incur specified liens, other than certain specified permitted liens,

     o    not to amend our current certificate of incorporation, and

     o    not to pay cash dividends or distributions on our equity securities.

         We currently do not have the cash resources to pay these obligations, which are secured by all of our assets including our personal and intellectual property, and such assets would therefore be subject to seizure by the holders of the debentures in the event of a default or covenant breach. We cannot assure you that we will not have an event of default under the debentures or experience a covenant breach that would trigger such an event of default.

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

         During the fiscal years ended June 30, 2006 and 2005, we generated approximately 3% and 5%, respectively, of our business from projects outside the United States. However, we anticipate that the revenue portion from overseas operations will significantly increase during fiscal 2007. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

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

         We compete against entities that have significantly greater name recognition and resources than we do, enabling them to respond more quickly to changes in customer requirements and allocate these resources to marketing efforts.

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

         We rely on suppliers for several key components utilized in the manufacture of our products. Our reliance on suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. To date, we have experienced one major disruption in the supply of components which we reported in our quarterly report on Form 10-QSB for the three months ended March 31, 2006. We cannot assure you that there will not be additional disruptions of our supplies in the future. Disruption or termination of the supply of components could delay shipments of products and could have a material adverse affect on our business, operating results and financial condition.

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

         Our success greatly depends on our ability to retain existing management and attract key technical, sales, marketing, information systems, and financial and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Arthur Barchenko, our President and our key marketing personnel. The loss of any of these people could have a materially detrimental effect on our business. We have not entered into employment agreements with any of these people. We do not maintain key person life insurance on any of our personnel. In addition, we are seeking to engage senior sales staff and if we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

                       Risks Relating to our Common Stock.

         We have outstanding two classes of preferred stock which have preference over the common stock as to dividends and liquidation distributions, among other preferential rights.

         As of the date hereof, we have issued and outstanding 325,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and 791 shares of Series B Preferred Stock (which together with the Series A Preferred Stock is referred to as the "Preferred Stock"). The Preferred Stock affords holders a preference to assets upon liquidation, a cumulative annual dividend and is convertible into shares of common stock, all of which rights impact the outstanding shares of common stock. The Preferred Stock's right to annual dividends makes less likely the possibility that we will declare dividends on the common stock. In the event of a liquidation of the Company's assets, holders of Preferred Stock will have a right to receive as a liquidation payment any remaining assets of the Company prior to any distributions to holders of the common stock and the holders of the Preferred Stock may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights. In addition, holders of common stock will suffer dilution upon any conversion of the Preferred Stock which could reduce the market value of the common stock.

         Our common stock price has fluctuated considerably and may not appreciate in value.

         Prices for our common stock has in the past, and could continue to, fluctuate significantly and will be influenced by many factors, including the depth and liquidity of the market for the common stock, investor perception of the industry in which we operate and our products, and general economic and market conditions. Factors which could cause fluctuation in the price of our common stock include:

     o    conditions or trends in the industry,

     o    failure to keep pace with changing technology,

     o    costs associated with developing new products and services,

     o cost associated with marketing products and services may increase significantly,

     o    the timing of sales and the recognition of revenues from them,

     o government regulations may be enacted which affect how we do business and the products which may be used at government facilities,

     o    downward pressure on prices due to increased competition,

     o    changes in our operating expenses,

     o    sales of common stock,

     o    actual or anticipated variations in quarterly results, and

     o    changes in financial estimates by securities analysts.

         The stock market in general has experienced extreme price and volume fluctuations. The market prices of shares of security-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be worse if the trading volume of our common stock is low.

         Our common stock may be considered a "penny stock" and may be difficult to trade.

         The SEC has adopted regulations which generally define "penny stock" as an equity security with a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share, and therefore may be designated as a "penny stock" according to SEC rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

     o    make a special written suitability determination for the purchaser,

     o receive the purchaser's written agreement to a transaction prior to sale,

     o provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies, and

     o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

         Under these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities. In addition, you may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

         Our common stock is traded over the counter, which may result in higher price volatility and less market liquidity for our common stock.

         Our common stock is quoted on the OTC Bulletin Board. As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange, the American Stock Exchange or the Nasdaq Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

         Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

         Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are approved for listing on a registered exchange at some point, stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

         Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

         Our executive officers, directors and principal stockholders control approximately 30% of our currently outstanding shares of common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

         We do not anticipate paying cash dividends on our common stock in the near future, and the lack of dividends may have a negative effect on our stock price.

         We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the near future.

         Investors in our securities will suffer dilution.

         The issuance of shares of our common stock, or shares of our common stock underlying warrants, options, preferred stock or convertible debentures, will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our common stock. The sale of our common stock acquired, or converted or exercised into, at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. The sale of our common stock, or securities convertible or exercisable into shares of our common stock, could trigger the anti-dilution rights of our outstanding securities that have such rights, specifically our preferred stock, convertible debentures and some of our warrants, which could result in further dilution to the existing holders of our common stock who do not have anti-dilution rights. With respect to the senior secured convertible debentures and warrants that we issued in our January 2006 private financing, in the event that we issue common stock in an equity financing at a price less than the then conversion price and exercise price for the debentures and the warrants, respectively, (i) the conversion price of the debentures shall be immediately adjusted to the price at which such common stock was issued, subject to specified exempt issuances, and
(ii) the exercise price of the warrants shall be reduced to the price at which such common stock was issued and the share amount shall be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. Those additional issuances of our common stock and potential triggering of existing anti-dilution rights would result in a reduction of an existing holder's percentage interest in our company.

         A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

         Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.

         On February 28, 2006, we filed with the SEC a registration statement covering 3,374,909 for resale in the public market pursuant to this registration statement. This registration statement became effective on March 17, 2006. As such shares of our common stock are resold in the public market, the supply of our common stock will increase, which could decrease its price.

         In addition, there is approximately an aggregate of 8.8 million shares of our common stock, some or all of which may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares of our common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years.

         We could issue "blank check" preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights.

         Our certificate of incorporation authorizes the issuance of up to an additional 3,898,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

         The liability of our directors is limited under State of New Jersey corporate law.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where we lease approximately 12,200 square feet of space divided among administrative (2,600 sq. feet) and manufacturing (9,600 sq. feet) space. We have leased this space through April 30, 2008 at a rent of $5,468 per month increasing to $5,361 per month by the end the lease term. We also lease approximately 2,500 square feet of manufacturing space at 102 Commerce Circle, Madison, Alabama. We have leased this space through February, 2007 at a cost of $2,000 per month. Our subsidiary, Clarion Sensing Systems, Inc. leases 800 sq. ft. of office space through September 2007 at a cost of $588.00 per month. Clarion is located at 5335 N. Tacoma Avenue, #10, Indianapolis, Indiana.

ITEM 3.  LEGAL PROCEEDINGS.

         On June 14, 2006, we initiated a lawsuit in the Superior Court of New Jersey against a supplier of plastic housings that we utilize for our sensors, an essential component in our security systems, alleging breach of contract and tort claims in connection with the widespread product failure of these plastic housings. We are seeking damages in excess of $223,000. There can be no assurance that we will be successful in obtaining and enforcing a judgement in the action.

      The defendant has not yet filed its answer to the complaint.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the three-month period ended June 30, 2006.

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

       --------------------------------------------------------------
                                                     Closing Bid
                                              High            Low
       --------------------------------------------------------------
            Fiscal 2006
       --------------------------------------------------------------

            April 1 - June 30, 2006         $0.95            $0.92
            January 1 - March 31, 2006       1.10             0.85
            Oct. 1 - December 31, 2005       1.38             0.93
            July 1 - September 30, 2005      1.68             1.20
       --------------------------------------------------------------
            Fiscal 2005
       --------------------------------------------------------------
            April 1 - June 30, 2005         $1.70            $1.07
            January 1 - March 31, 2005       2.50             1.30
            Oct. 1 - December 31, 2004       3.20             1.90
            July 1 - September 30, 2004      2.25             1.10
       --------------------------------------------------------------


         As of September 9, 2006, ECSI had approximately 196 holders of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

Dividend Policy

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-KSB. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the RISK FACTORS section of Item I of this Annual Report on Form 10-KSB.

Overview

         We design, develop, manufacture and market technology-based integrated security systems. We also provide support services to system integrators consisting of risk assessment and vulnerability studies to ascertain a client's security requirements to develop a comprehensive risk management and mitigation program.

         We market our products domestically and internationally to:

          o    security system integrators

          o    national and local government entities;

          o    large industrial facilities and major office complexes;

          o energy facilities, including nuclear plants, power utilities and pipelines; and o commercial transportation centers, such as airports and seaports.

         We believe that we are one of the few true comprehensive security solution providers in the industry. We are able to analyze a security risk and develop security solutions specifically tailored to mitigate that risk, including design, engineering and manufacturing individual components of a system as may be necessary to deliver a fully integrated security system customized to a client's requirements. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver the integrated platform of design, engineering services and fully integrated security solutions that support their requirements for the completion of a given project.

         We believe that we have developed a superior reputation as a provider of integrated security systems since our inception in 1976 because we:

          o offer the complete range of solutions-driven responses to accommodate our customers' needs; o offer technologically superior products;

          o are able to design, engineer and manufacture systems customized to our clients' specific requirements;

          o deliver systems that are easy to operate and maintain while providing superior life cycle cost performance compared to systems offered by competitors;

          o have established solid credentials in protecting high value targets; and o offer customers perhaps the best warranty in the industry.

Critical Accounting Policies

         We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to inventory reserves, allowance for doubtful accounts and deferred taxes. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements.

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

         Accounting for Income Taxes - We record a valuation allowance to our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $1,244,112 has been recorded against our deferred tax asset at June 30, 2006.

         We account for stock-based employee and outside directors compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

       We use the Black-Scholes option-pricing model to estimate the fair value of options. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although we use available resources and information when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation.

Results of Operations

         Year Ended June 30, 2006 ("Fiscal 2005 period") Compared to Year Ended June 30, 2005 ("Fiscal 2005 period")

         REVENUES. We had net revenues of $8,822,090 for the Fiscal 2006 period, as compared to revenues of $5,967,469 for the Fiscal 2005 period, an increase of approximately 48%. Of the revenues reported in the Fiscal 2006 period, approximately 95% are attributable to domestic projects and 3% are attributable to international projects. The increase in sales in the Fiscal 2006 period is primarily attributable to purchase orders by the DoD, continuing work on Tinker Air Force Base and other IBDSS projects and release of other purchase orders that were awaiting funding and/or the approval of submittal drawings.

         GROSS MARGINS. Gross margins for the Fiscal 2006 Period were 13.42% of revenue as compared to 40.82% of revenue for the Fiscal 2005 Period. The decrease in gross margins is primarily attributable to an increase in the utilization of sub-contractors related to the Tinker Air Force Base project as well as an increase in the order mix for lower gross margin products during Fiscal 2006. In the corresponding period in 2005 we performed a greater percentage of higher gross profit generating activities such as design and engineering services. The decrease in the Fiscal 2006 Period is also partially attributable to our incurring significant repair costs for defective sensors delivered by a principle supplier. These sensors had to be reworked and ultimately replaced on two major installations at a cost of approximately $350,000.

         RESEARCH AND DEVELOPMENT (R&D). R&D expenses decreased 27.6% in the Fiscal 2006 period to $207,048 from $285,916 in the Fiscal 2005 period. R&D in Fiscal 2006 was for upgrades to existing products and systems and for new product development work on the Fiber Optic Intrusion Detection System (FOIDS(R)), our Infrared Perimeter Intrusion Detection (IPID(R)) System, the Clarion Sentinal(R) technology and the Gamma Shark(TM) product.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased about13% in the Fiscal 2006 period to $2,373,729 from $2,101,435 in the Fiscal 2005 period. The increase in the Fiscal 2006 period is primarily the result of management's action to increase certain fixed overhead and payroll costs commencing January 1, 2005 to support higher revenues. The increase was also partially due to the write-off of certain accounts receivable totaling $61,000 due to projects not being funded.

         STOCK BASED COMPENSATION. In the 2006 period, we issued immediately vested stock to various employees and consultants valued at $150,337. In the Fiscal 2005 period, we issued immediately vested stock and stock options to consultants valued at $120,000. Stock-based compensation is non-cash and, therefore, has no impact on our net worth, cash flow or liquidity.

         INTEREST EXPENSE. Interest expense in the Fiscal 2006 period was $211,238 as compared to $118,029 for the Fiscal 2005 period. The increase was attributable to the higher average amount of outstanding debt balances and higher interest rates.

         INTEREST AND DIVIDEND INCOME. Interest income in the Fiscal 2006 period was $2,638 as compared to $15,498 in the Fiscal 2005 period. The decrease is attributable to certain investments and certificates of deposit that were converted to cash to afford the Company additional working capital.

         MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss from the foreign subsidiaries was $37,802 for the Fiscal 2006 period and $48,899 for the Fiscal 2005 period.

         AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of in January 2006 of our convertible debentures to reflect the beneficial conversion feature of the debt and the amortizing this amount to the date of maturity. In the 2006 period the Company recorded amortization of $18,186.

         INCOME TAX BENEFIT. We did not recognize any tax benefits from net operating losses in fiscal 2006 or 2005.

         NET LOSS. Net loss before dividends for the Fiscal 2006 period was $(1,736,105) as compared to a loss of $(122,196) for the same period in Fiscal 2005.

Dividends Related to 10% Series B Convertible Preferred Stock.

         In July 2005, we declared and paid cumulative dividends equal to $153,042 on our Series A Convertible Preferred Stock for the two years ended March 31, 2005. The dividend was paid by the issuance of 99,378 shares of our Common Stock.

         We also recorded dividends totaling $132,861 on our Series B Convertible Preferred Stock in Fiscal 2006 and $199,306 in the 2005 Period. In lieu of a cash payment we have elected under the terms of the agreement which sold these securities to add this amount to the stated value of the Series B Convertible Preferred Stock.


         These dividends are non-cash and, therefore, have no impact on our net worth, or cash flow.

Liquidity and Capital Resources

         At June 30, 2006, we had working capital of $2.35 million compared to $3.20 million at June 30, 2005. Net cash used by operating activities for Fiscal 2006 was $1,311,034 as compared to net cash used by operating activities of $923,953 for Fiscal 2005.

         Inventory has increased by $338,388 since the beginning of fiscal 2006 and we anticipate decrease during the first half of 2007 for shipments on committed projects that have or are being released.

         Day's sales outstanding (DSO) were 97 days at June 30, 2006 as compared with 86 DSO at June 30, 2005. This is due to certain payments being held until final completion of projects in fiscal 2007.

         Accounts payable and accrued expenses have increased $790,485 in the Fiscal 2006 period as payments to vendors have been extended to match the collection of receivables.

         Investing activities for fiscal 2006 included equipment and software purchases totaling $93,675, primarily related to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward. Investing activities for fiscal 2005 included the cash used for the Clarion acquisition In connection with the acquisition, we assumed an existing bank debt totaling $117,342. The debt is to be repaid in 34 monthly installments in the amount of $2,750 plus interest and is secured by the former officers and directors of Clarion Sensing Systems and ECSI International Inc.

         In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1million in principal amount of our Senior Secured Convertible Debentures ("the Debentures"). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of our Common Stock at a conversion price of $0.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.

         A portion of the net proceeds from the private placement of the Debentures was used to repay in full outstanding loans in the aggregate amount of $658,339 owed to a commercial bank. In connection with the repayment of these loans, the bank released our certificate of deposit in the amount of $255,721 that it held as collateral to secure repayment of these loan obligations. Remaining long-term bank debt in the aggregate amount of $54,160 at June 30, 2006 is payable in monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum.

         We also realized net proceeds of $54,400 from the exercise of outstanding stock options and warrants in the 2006 Period and $708,850 in the 2005 Period.

         In April 2006 we entered into a factoring, agreement with a financing company. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company and advances are made on 95% of approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of
0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. The agreement may be terminated by giving the financing company 30 days notice. As of June 30, 2006, the Company has borrowed $3,542,000 and repaid $3,023,134. The total outstanding advance made under the agreement is $518,866 as of June 30, 2006.

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

Discussion of Results, Business Outlook and Identifiable Industry Trends

         Spending in the security industry has increased over the last several months as the U.S. Congress has continued to allocate money to fund homeland security initiatives. We expect this trend will continue for the foreseeable future. As a result, the level of new proposals continues and our committed backlog, including the IBDSS awards from the U.S. Air Force, is the largest backlog in our history. We cannot, however, assure you that we will complete any or all of the orders comprising our backlog within the anticipated time frame. Our experience has taught us that all of these anticipated releases and new contracts are subject to cancellation or delay, thus we cannot be certain as to the total realized revenue amount of our backlog and do not even reference the total dollar amount of our present backlog or submitted proposals.

         Our sales dependency has shifted from our President and Chief Executive Officer, Arthur Barchenko, to marketing and sales managers to meet our revenue objectives. During the last year, we have sought to mitigate the concentration of sales efforts by (i) retaining new personnel and engaging independent contractors to market our products and generate sales opportunities and (ii) expanding sales efforts in geographic regions on which we have not focused our resources in years past such as the Caribbean, Latin America, Egypt and the Middle East, and Africa, where we are developing projects that management believes will result in ongoing revenue.

         During the Fiscal 2006 period, we submitted bids on 89 new projects for work to be performed at our Clifton, New Jersey, Indianapolis, Indiana and Madison, Alabama facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by customers upon short notice with little or no penalty, as is typical in our industry.

         We believe these steps and others we expect to implement over the course of fiscal year 2007 will help us to achieve revenue stability and consistent and steady growth in the years ahead.

         We are committed to offering our customers comprehensive, integrated security systems that employ the latest technologies and address the most critical security requirements. The security industry continues to evolve rapidly as new technologies are developed specifically to meet security challenges and existing technologies are being adapted for new uses. In addition, the public and private sectors continue to analyze and distinguish new security risks and industry participants seek to develop technologies and products to fill these newly discerned requirements. We remain committed to pursuing acquisitions that may add to our revenues and enhance both our product line and, ultimately, our ability to compete in our industry.

Business Outlook

         As global economic prospects began to change during 2006, orders and commitments increased. Currently, purchase order commitments continue to grow. However, our historical results have taught us that the release of funds that support contracts and orders may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus we cannot be certain as to the total realized value and revenue which we will generate from committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments sometime within the next 8 to 12 months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

         The security industry as a whole has not changed. The security market historically has been a product oriented opportunity for manufacturers, both within the United States and internationally. The difficulty the industry traditionally faced has been the ability to develop a standard security platform that would permit systems integrators to design a seamless interface between the multiple products and subsystems required to address threats in high-security environments. A number of companies are attempting to develop platforms that address seamless integration of multiple technologies. We expect this trend continuing for the foreseeable future, since the demand for integrated platforms will continue.

         We recognized this trend early in our existence and to that end, we developed, marketed and installed integrated platforms which encompass multiple technologies. We continue to seek to improve our integrated systems and have retained a highly-competent systems oriented software programmer and two computer-oriented electronic engineers to further develop and enhance the integrated platform for current and future projects.

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

         We believe we are well positioned for economic success during fiscal 2007 and beyond. A number of factors contribute to this outlook.

          o We anticipate that the factoring agreement completed in April 2006 will allow us to generate sales and marketing efforts with the U.S. Air Force and permit us to expand our strategic alliances.

          o Our selection by the United States Air Force, Force Protection Office, as one of four companies, among two multinational and two small business organizations, entitled us to submit proposals to obtain contracts to supply and install security system upgrades for thirty-four (34) military facilities worldwide over a five year period with a total value in excess of $540 million.

          o Our estimate that orders recently received, including nuclear power station security upgrades, Hanscom Air Force base tactical equipment purchases, Israeli Defense Forces Ministry Of Defense purchase orders, and a million dollar chemical-petrochemical facility security project in Africa will amount to $4,500,000.

          o The conclusion of agreements with new strategic partners for the U.S. Navy base security upgrade program will be a source of material orders during the next five years.

Recently Issued Accounting Pronouncements

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

         In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

         Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers, beginning with the first interim or annual reporting period of the registrants' first fiscal year beginning on or after December 15, 2005.

         As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation expenses for employee stock options. Accordingly, the adoption of SFAS 123(R)'s, fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 2 to the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in the years ended June 30, 2006 and 2005 for such excess tax deductions.

ITEM 7.  FINANCIAL STATEMENTS

         The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our President and Chief Executive Officer and has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8A. OTHER INFORMATION

         None

                                    PART III

         The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 2006 and such information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.       Description                                                           Location Reference
-----------       -----------                                                           ------------------

3.1               Certificate of Incorporation of Electronic Control Security Inc.               1

3.2               Certificate of Amendment to Certificate of Incorporation of
                  Electronic Control Security Inc.                                               2

3.3               Certificate of Amendment to Certificate of Incorporation                       3

3.4               By-Laws of Electronic Control Security Inc.                                    1

3.5               Certificate of Incorporation of SEM Consultants III, Inc.                      1

3.6               By-Laws of SEM Consultants III, Inc.                                           1

3.7               Certificate of Incorporation of ECSI International, Inc.                       1

3.8               By-Laws of ECSI International, Inc.                                            1

3.9               Certificate of Incorporation of ECSI FOIDS, Inc.                               1

3.10              By-Laws of ECSI FOIDS, Inc.                                                    1

3.11              Certificate of Incorporation of ECSI-DSA, Inc.                                 1

3.12              By-Laws of ECSI-DSA, Inc.                                                      1

3.13              Memorandum of Association of ECSI Security Communications, Inc.,
                  an Israeli Corporation                                                         2

3.14              Articles of Association of ECSI Security Communications, Inc., an
                  Israeli Corporation                                                            2

4.1               Form of Common Stock Purchase Warrant issued June 30, 2004                    3

4.2               Form of Common Stock Purchase Warrant issued January 13, 2006                  4


10.1              Lease Agreement with 580 Brighton Road Associates for space in
                  Clifton New Jersey.                                                            1

10.2              Lease Agreement with Dewey Brazelton dated March 1, 2001 for
                  the space in Madison, Alabama.                                                 2

10.3              License Agreement with Hyperdyne, Inc. dated June 13, 2001                     2

10.4              Investment Banking Agreement dated as of November 18, 2001, between  Diversified Investors Capital Services of NA, Inc. and
                  Electronic Control Security Inc.                                               2

10.5              Securities Purchase Agreement dated June 30, 2004.                             3

10.6              Registration Rights Agreement dated June 30, 2004.                             3

10.7              Asset Purchase Agreement dated March 4, 2005 among Electronic
                  Control Security Inc., Clarion Sensing Systems Acquisition Corp.,
                  a New Jersey corporation, and Clarion Sensing Systems, Inc.,
                  an Indiana corporation.                                                        5

10.8              Assumption Agreement dated March 4, 2005, between Clarion
                  Sensing Systems Acquisition Corp. and Clarion Sensing Systems,
                  Inc.                                                                           5


Exhibit No.       Description                                                           Location Reference
-----------       -----------                                                           ------------------

10.9              Escrow Agreement dated March 4, 2005, among Electronic Control
                  Security Inc., Clarion Sensing Systems, Inc., the shareholders of
                  Clarion Sensing Systems, Inc. and Lasser Hochman, L.L.C.,
                  as escrow agent.                                                               5

14.1              Code of Ethics and Business Conduct                                            4

31                Certifications of Chief Executive Officer.                                     6

32                Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002.                                                             6

                                    * * * *

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

4.                Incorporated by reference to such exhibit filed with Electronic
                  Control Security Inc.'s Current Report on Form 8-K filed with the
                  Commission on January 18, 2006

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

6.                Filed as an Exhibit hereto.

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            By: /s/ Arthur Barchenko
                            ------------------------
                            Name: Arthur Barchenko
                            Title: President, Chief Executive Officer (and Principal Financial and Accounting Officer
                            Dated: September 27, 2006


         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------------------------------------------------------------------

          Person            Capacity                                         Date
-------------------------------------------------------------------------------------
 /s/ Arthur Barchenko     President, Chief Executive Officer (and  September 27, 2006
 Arthur Barchenko         Principal Financial and Accounting
                          Officer) and Director
-------------------------------------------------------------------------------------
 /s/ Natalie Barchenko    Treasurer and Director                   September 27, 2006
 Natalie Barchenko
-------------------------------------------------------------------------------------
 /s/ Gene Rabois          Director                                 September 27, 2006
 Gene Rabois
-------------------------------------------------------------------------------------
 /s/ Edward Snow          Director                                 September 27, 2006
 Edward Snow
-------------------------------------------------------------------------------------
 /s/ Stephen Rossetti     Director                                 September 27, 2006
 Stephen Rossetti
-------------------------------------------------------------------------------------


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

Consolidated Statements of Cash Flow                                 F-5

Notes to Consolidated Financial Statements                        F-6-F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.




DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 8, 2006


                        Electronic Control Security Inc.
                           Consolidated Balance Sheets
                                                                                       June 30,         June 30,
                                                                                         2006             2005
                                                                                         ----             ----
ASSETS
Current assets
      Cash and cash equivalents                                                    $        25,013  $       221,293
      Accounts receivable, current portion, net
          of allowance of  $50,000 and $100,000                                          1,360,309        1,070,267
      Accounts receivable, retainage                                                       973,967        1,018,279
      Inventories                                                                        2,303,889        1,965,501
      Other current assets                                                                 231,980          363,868
                                                                                   ---------------  ---------------

          Total current assets                                                           4,895,158        4,639,208

Property, equipment and software development costs - net                                   396,827          502,644
Intangible assets - net                                                                  1,364,857        1,438,999
Accounts receivables, non-current portion                                                  308,148          -
Certificate of deposit, pledged                                                            -                253,084
Goodwill                                                                                    50,000           50,000
Deferred income taxes                                                                      478,300          456,300
Other assets                                                                               180,627           59,827
                                                                                   ---------------  ---------------
                                                                                   $     7,673,917  $     7,400,062
                                                                                   ===============  ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                        $     1,958,123  $     1,185,423
      Short-term debt                                                                      518,866          -
      Current maturities of long-term debt                                                  33,000          232,992
      Payroll taxes payable                                                                 21,314           16,234
                                                                                   ---------------  ---------------

          Total current liabilities                                                      2,531,303        1,434,649

Noncurrent liabilities
      Long-term debt                                                                        21,160          437,565
      8% Convertible debentures (net of discounts of $428,230)                             546,770          -
      Due to officers and shareholders                                                     616,423          431,617
      Deferred income taxes                                                                 84,500           62,500
                                                                                   ---------------  ---------------
          Total liabilities                                                              3,800,156        2,366,331

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
          325,000 shares issued and outstanding, respectively                                3,250            3,250
     Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
         $1,218 per share liquidation preference; 2,000 shares authorized,
          791 and 1,900 shares issued and outstanding, respectively                              1                2
      Common Stock, $.001 par value; 30,000,000 shares authorized;
          8,823,601 and 7,384,935 shares issued; 8,723,601 and 7,284,935
         shares outstanding, respectively                                                    8,823            7,385
      Additional paid-in capital                                                        11,200,712       10,344,782
      Accumulated deficit                                                               (7,333,815)      (5,311,807)
      Accumulated other comprehensive income                                                 4,790              119
      Treasury stock, at cost, 100,000 shares                                              (10,000)         (10,000)
                                                                                   ---------------  ---------------


          Total shareholders' equity                                                     3,873,761        5,033,731
                                                                                   ---------------  ---------------

                                                                                   $     7,673,917  $     7,400,062
                                                                                   ===============  ===============

                 See Notes to Consolidated Financial Statements.


                        Electronic Control Security Inc.
                      Consolidated Statements of Operations


                                                                                                 Year
                                                                                                 Ended
                                                                                                June 30,
                                                                                         2006             2005
                                                                                         ----             ----


Revenues                                                                           $     8,822,090  $     5,967,469
Cost of revenues                                                                         7,638,097        3,531,312
                                                                                   ---------------  ---------------

          Gross profit                                                                   1,183,993        2,436,157
                                                                                   ---------------  ---------------

 Research and development                                                                  207,048          285,916
 Selling, general  and administrative expenses                                           2,373,729        2,101,435
 Stock based compensation                                                                  150,337          120,000
                                                                                   ---------------  ---------------

          Loss from operations                                                          (1,547,121)         (71,194)

Other (income) expense
     Interest expense                                                                      211,238          118,029
     Interest income                                                                        (2,638)         (15,498)
     Minority interest in subsidiary loss                                                  (37,802)         (48,899)
     Amortization of beneficial conversion feature on convertible debt                      18,186          -
     Gain on sale of marketable securities                                                 -                 (2,630)
                                                                                   ---------------  ---------------

Total other (income) expense                                                               188,984           51,002
                                                                                   ---------------  ---------------

Loss before income taxes                                                                (1,736,105)        (122,196)

Income taxes                                                                               -                -
                                                                                   ---------------  ---------------

Net loss before dividends                                                               (1,736,105)        (122,196)

Dividends related to convertible preferred stock                                           285,903          199,306
                                                                                   ---------------  ---------------

Net loss attributable to common shareholders                                       $    (2,022,008) $      (321,502)
                                                                                   ===============  ===============


Net loss per share:
     Basic                                                                         $         (0.24) $         (0.05)
                                                                                   ===============  ===============
     Diluted                                                                       $         (0.24) $         (0.05)
                                                                                   ===============  ===============

Weighted average number of
        common shares and equivalents:
     Basic                                                                               8,384,312        6,450,739
                                                                                   ===============  ===============
     Diluted                                                                             8,384,312        6,450,739
                                                                                   ===============  ===============



                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
            Consolidated Statements of Changes in Shareholders Equity

                                                 Series A Convertible   Series B 10% Convertible
                                                  Preferred Stock        Preferred Stock   Common Stock
                                                   res      Amount     Shares      Amount     Shares        Amount
                                                   ------- --------- -----------  --------- -----------   ----------
                                                   C>
Balances at July 1, 2004                           87,500  $  5,875       2,000  $       2  5,555,707     $   5,556
Conversion of preferred stock                      62,500)   (2,625)       (100)        (0)   399,994           400
Common stock dividend on preferred stock
Issuance of Common Stock for services                                                          82,192            82
Issuance of Common Stock for Clarion Aquisition                                               394,682           395
Exercise of stock options                                                                      88,088            88
Exercise of  warrants                                                                         864,272           864
Net loss
Foreign currency translation adjustments
                                                   --------  ------ ------------ ---------- ----------    ----------
Balances at June 30, 2005                          25,000     3,250       1,900          2  7,384,935         7,385
Conversion of preferred stock                                            (1,109)        (1) 1,246,288         1,246
Common stock dividend on preferred stock                                                       99,378            99
Issuance of stock and warrants for services                                                    38,000            38
Issuance of stock options for services
Exercise of stock options                                                                       5,000             5
Exercise of  warrants                                                                          50,000            50
Issuance of warrants in
      connection with convertible debentures
Beneficial conversion feature of debentures issued
Net loss
Foreign currency translation adjustments
                                                   ------- -------- ------------ ---------- ----------    ----------
Balances at June 30, 2006                          25,000  $  3,250         791  $       1  8,823,601    $    8,823
                                                   ======= ======== ============ ========== ==========    ==========
                                                                             Accumulated
                                                     Additional                  Other                              Comprehensive
                                                      Paid-in     Accumulated Comprehensive Treasury                  Income
                                                      Capital      Deficit       Income      Stock         Total      (Loss)
                                                     ---------  -----------  ---------- ------------ -------------- ------------
Balances at July 1, 2004                            $ 8,577,764 $ (4,990,305)  $ 13,842 $   (10,000) $    3,602,734
Conversion of preferred stock                             2,225                                             -
Common stock dividend on preferred stock                199,306     (199,306)                               -
Issuance of Common Stock for services                   119,918                                             120,000
Issuance of Common Stock for Clarion Aquisition         662,671                                             663,066
Exercise of stock options                                 4,862                                               4,950
Exercise of  warrants                                   778,036                                             778,900
Net loss                                                            (122,196)                              (122,196)   ($122,196)
Foreign currency translation adjustments                                        (13,723)                    (13,723)     (13,723)
                                                     ---------- ------------ ----------  ----------  --------------  -----------
Balances at June 30, 2005                            10,344,782   (5,311,807)       119     (10,000)      5,033,731    ($135,919)
                                                                                                                     ===========
Conversion of preferred stock                            (1,245)                                            -
Common stock dividend on preferred stock                285,804     (285,903)                               -
Issuance of stock and warrants for services              89,212                                              89,250
Issuance of stock options for services                   61,087                                              61,087
Exercise of stock options                                 4,395                                               4,400
Exercise of  warrants                                    49,950                                              50,000
Issuance of warrants in
      connection with convertible debentures            247,979                                             247,979
Beneficial conversion feature of debentures issued      118,748                                             118,748

Net loss                                                          (1,736,105)                            (1,736,105) ($1,736,105)
Foreign currency translation adjustments                                          4,671                       4,671        4,671
                                                    ----------- ------------ ---------- -----------  --------------  -----------
Balances at June 30, 2006                           $11,200,712 $ (7,333,815)$    4,790 $   (10,000) $    3,873,761  ($1,731,434)
                                                    =========== ============ ========== ===========  ==============  ===========

                See Notes to Consolidated Financial Statements.


                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows
                                                                                                 Year
                                                                                                 Ended
                                                                                                June 30,
                                                                                         2006               2005
                                                                                         ----               ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                                              $    (1,736,105) $      (122,196)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                                    337,502          222,336
          Allowance for bad debts                                                          (50,000)
          Stock based compensation                                                         150,337          120,000
          Minority interest in subsidiary loss                                             (37,802)         (48,899)
          Amortization of beneficial conversion feature on convertible debt                 18,186          -
          Gain on sales marketable securities                                              -                 (2,630)
          Foreign currency translation adjustments                                           4,671          (13,723)
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                        (503,878)      (1,359,478)
               Inventory                                                                  (338,388)        (330,196)
               Other current assets                                                         13,942            3,826
               Other assets                                                                 34,948           24,882
               Accounts payable and accrued expenses                                       772,700          571,403
               Income taxes payable                                                        -                 (2,500)
               Payroll taxes payable                                                         5,080           13,222
                                                                                   ---------------  ---------------

        Net cash used in operating activities                                           (1,328,807)        (923,953)

Cash flows from investing activities:
     Investment in marketable securities                                                   -                  2,630
     Investment in Clarion                                                                 -               (572,327)
     Acquisition of property, equipment and software development                           (93,765)         (95,683)
                                                                                   ---------------  ---------------

          Net cash used in investing activities                                            (93,765)        (665,380)

Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                                   54,400          783,850
     Proceeds from short-term debt                                                       3,542,000          -
     Repayment of short-term borrowing                                                  (3,023,134)        (250,000)
     Certificate of deposit redeemed (purchased)                                           253,084         (151,361)
     Net proceeds on 8% convertible debenture                                              831,534          -
     Payments on long-term debt                                                           (616,398)        (164,609)
     Payments on lease obligations                                                         -                 (4,396)
     Loan officers and shareholders - net                                                  184,806           44,567
                                                                                   ---------------  ---------------

          Net cash provided by financing activities                                      1,226,292          258,051
                                                                                   ---------------  ---------------

          Net decrease in cash and cash equivalents                                       (196,280)      (1,331,282)

Cash and cash equivalents at beginning of period                                           221,293        1,552,575
                                                                                   ---------------  ---------------

          Cash and cash equivalents at end of period                               $        25,013  $       221,293
                                                                                   ===============  ===============

Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                                 $       185,613  $       118,029
                                                                                   ===============  ===============
          Taxes                                                                    $         4,968  $         4,510
                                                                                   ===============  ===============
                 See Notes to Consolidated Financial Statements.

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

       Software Development Costs

       Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 5 years. Approximately $19,500 and $57,000 of software development costs have been capitalized for the years ended June 30, 2006 and 2005, respectively.

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

                                                     2006             2005
Stock options                                        1,504,500         1,110,000
Warrants                                             2,803,397         1,496,875
Convertible debentures                               1,333,333
Convertible Preferred Stock                          1,654,327         2,269,318

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

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Research and Development

       Research and development expenditures are expensed as incurred. Research and development costs for the years ended June 30, 2006 and 2005 amounted to $207,048 and $285,916, respectively.

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

       Intangible Assets

       The cost of licenses, patents, and trademarks are being amortized on the straight-line method over their useful lives, ranging from 5 to 20 years. Amortization expense charged to operations was $83,752 and $31,570 for the years ended June 30, 2006 and 2005, respectively.

       Advertising Costs

       Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended June 30, 2006 and 2005 were approximately $46,000 and $23,000, respectively.

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

       The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards

                                                                            Year Ended June 30
                                                                          2006            2005
                                                                          ----            ----
Net loss, as reported                                               $  (2,022,008) $       (321,502)
Add: Stock based compensation
           expense, as reported, net of related tax effects                     -                 -
Deduct: Total stock-based compensation
  expense determined under the fair value based
  method for all awards, net of related tax effects                    (1,199,069)         (107,571)
                                                                    -------------  ----------------
Pro forma net loss                                                  $  (3,221,077) $       (429,073)
                                                                    ============== ================
Basic and diluted loss per share, as reported                       $        (.24) $           (.05)
Basic and diluted loss per share, pro forma                         $        (.38) $           (.07)

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The weighted average per share fair value of options granted during fiscal 2006 and 2005 was $1.02 and $2.28, respectively. The fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                2006                2005
                                                ----                ----

       Expected volatility                     140.6%             151.12%
       Risk free rate                           4.39%               3.65%
       Expected life of option                   5                  6.5
       Dividend yield                            0%                 0%


       On December 9, 2005, the Board of Directors voted to exchange 565,000 options issued in January 2005 at an exercise price of $2.40 for 282,500 options with an exercise price of $1.20. The Board also voted to accelerate the vesting on these options to become immediately exercisable. The acceleration and repricing of the options had no effect on the Company's financial position. The accelerated amortization expense and incremental value recognized due to the changes are included in the disclosure above.


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

       Recent Pronouncements

       In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

       In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN
       48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this Interpretation may have on its financial position or results of operations. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

       In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers, beginning with the first interim or annual reporting period of the registrants' first fiscal year beginning on or after December 15, 2005.

       As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation expenses for employee stock options. Accordingly, the adoption of SFAS 123(R)'s, fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 2 to the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in the years ended June 30, 2006 and 2005 for such excess tax deductions.

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Non-cash Investing and Financing Activities


       Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the year ended June 30, 2005, non-cash activities included the following items:

       Asset Acquisition of Clarion Sensing Systems, Inc., ("Clarion") (See Note 4).

Fair value of assets acquired                                $       1,477,835
                                                             =================

Cash advanced to sellers                                     $         413,144
Liabilities assumed                                                    242,442
Stock issued                                                           663,066
Transaction costs                                                      159,183
                                                             -----------------
Total purchase price                                         $       1,477,835
                                                             =================

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

       The Company anticipates the contingent payments made, if any, will be treated as additional purchase price and included as an addition to the identifiable intangible assets. As of June 30, 2006, the Company is not liable for any contingent payments and, therefore, has not accrued any at this time. The Company will continue to asses its liability under the contingent payment arrangement in each successive quarter, and will record additional purchase price through an increase to intangible assets, if and when a liability is realized.

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of the Clarion acquisition as if it had been completed at the beginning of each period presented:

                                                                  June 30,
                                                                    2005
                                                                    ----
Revenue                                                        $   5,975,914
                                                               =============
Net loss                                                       $    (664,263)
                                                               =============
     Net loss per share, basic and diluted                     $        (.10)

Note 5 - Inventories

       Inventories at June 30, 2006 and 2005 consist of the following:

                                                                           2006              2005
                                                                           ----              ----
        Raw materials                                               $         415,590 $         322,958
        Work-in-process                                                       343,361           402,045
        Finished goods                                                      1,544,938         1,240,498
                                                                    ----------------- -----------------
                                                                    $       2,303,889 $       1,965,501
                                                                    ================= =================


Note 6 - Property, Equipment and Software Development Costs

       Property, equipment and software development costs consist of the following:

                                                                             2006             2005
                                                                             ----             ----
        Furniture and fixtures                                        $          70,551 $        93,087
        Machinery and equipment                                                 645,854         579,561
        Improvements                                                             23,008           9,296
        Software                                                                104,613          96,761
        Software development costs                                              508,573         489,228
                                                                      ----------------- ---------------
                                                                              1,352,599       1,267,933
            Less: accumulated depreciation and amortization                     955,772         765,289
                                                                      ----------------- ---------------
                                                                      $         396,827 $       502,644
                                                                      ================= ===============

       Depreciation expense was $192,945 and $190,766 for the years ended June 30, 2006 and 2005, respectively.

Note 7 - Intangibles

                                                                       June 30, 2006                   June 30, 2005
                                                                       -------------                   -------------
                                                                 Gross                              Gross
                                                                Carrying        Accumulated        Carrying      Accumulated
                                                                 Amount         Amortization        Amount      Amortization
                                                            --------------  ------------------  ------------  ----------------
                              Amortized intangible assets:
                                  Licenses                  $       74,000  $           44,733  $     74,000  $         39,000
                                  Patent                           852,793              62,496       843,692            15,624
                                  Trademarks                       577,263              38,484       577,263             9,621
                                  Other                              8,881               2,368         8,881               592
                                                            --------------  =-----------------  ------------  ----------------
                                                            $    1,512,937  $          148,080  $  1,503,836  $         64,837
                                                            ==============  ==================  ============  ================

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Short-Term Borrowing

       The Company entered into a Factoring, Loan and Security Agreement (the "Agreement") with a financing company in April 2006. The Company may terminate the agreement by giving the financing company 30 days notice. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company. Advances are made on 95% of Approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. As such, the advances have been classified as short-term secured borrowings in accordance with FAS 140 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". As of June 30, 2006, the Company has borrowed $3,542,000 and repaid $3,023,134. The total outstanding advance made under the agreement is $518,866 as of June 30, 2006, which is presented as short-term debt. The weighted average rate of interest for borrowings made under the Agreement was 8.5% for the year ended June 30, 2006.

Note 9 - Long-Term Debt

       In connection with the Clarion acquisition the Company assumed an existing loan in the amount of $95,300. The loan is payable in 34 monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum.

       The annual maturities of long-term debt as of June 30, 2006 are as follows:

          2007                        $  33,000
          2008                           21,160
                                      ---------
                                      $  54,160
                                      =========

Note 10 - Convertible Debentures

       In January 2006, the Company completed a private placement of $1million in principal amount of its Senior Secured Convertible Debentures ("the Debentures"). At closing, the Company received net proceeds of approximately $831,000 from the proceeds of the Debentures, after the payment of offering related fees and expenses. The Company's obligations with respect to the Debentures are secured by a lien on all of the assets of the Company, including its intellectual property. The Debentures have a term of three years and were convertible at the option of the holder at any time into shares of the Company's common stock, par value $0.001 per share (the "Common Stock") at a conversion price of $1.15 per share at issuance, subject to certain adjustments. Interest is payable on a quarterly basis at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. At the option of the Company, interest payments are payable either in cash or in shares of Common Stock (provided there is an effective registration statement at the time of payment), subject to certain conditions. The Company elected to pay the interest in cash for the periods ending March 31, 2006 and June 30, 2006.

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

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       For financial reporting purposes, the Company recorded a discount of $223,096 to reflect the value of the Warrants and a discount of $193,350 to reflect the value of issuance costs and will be amortizing this amount to the date of maturity. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on the debentures of $118,748 to reflect the beneficial conversion feature of the debt and is amortizing this amount to the date of maturity. The amortization of the discounts and beneficial conversion amounted to $63,776 and $18,186, respectively, for the period ended June 30, 2006.

       In May 2006, in connection with the execution of the factoring agreement the conversion price and exercise price of the Debentures and Warrants were reduced to $0.75

       At June 30, 2006, 21,176,399 shares of common stock were reserved for issuance upon the conversion of the Debentures

Note 11 - Due to Officers and Shareholders

       These amounts represent interest bearing advances and are due on demand. At the present time, the officers and shareholders do not contemplate requesting repayment of these loans within the next fiscal year .

Note 12 - Income Taxes

       The provision for taxes for the year ended June 30, 2006 and 2005 includes the following components:

                                                                        2006         2005
                                                                        ----         ----
Current
   Federal                                                       $        -     $        -
   State                                                                  -              -
   Foreign                                                                -              -
                                                                 -------------- -------------
                                                                          -              -
Deferred
   Federal                                                                -              -
   State                                                                  -              -
   Foreign                                                                -              -
                                                                 -------------- -------------
                                                                          -              -
                                                                 -------------- -------------

                                                                 $        -         $    -
                                                                 ============== =============

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The components of the deferred tax accounts as of June 30, 2006 and 2005 are as follows:

                                                                        2006              2005
                                                                        ----              ----
Deferred tax assets
      Net operating loss carryforward                            $       1,603,405  $        919,353
      Stock based compensation                                              73,575            31,140
      Other                                                                 27,948            21,448
                                                                 -----------------  ----------------
                                                                         1,704,928           971,941
Deferred tax liabilities
      Depreciation and amortization                                         67,016            62,588
                                                                 -----------------  ----------------
Subtotal                                                                 1,637,912           909,353
Valuation allowance                                                     (1,244,112)         (515,553)
                                                                 -----------------  ----------------

Net deferred tax assets                                          $         393,800  $        393,800
                                                                 =================  ================

       The valuation allowance at June 30, 2004 was $631,968.

       The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:


                                                                      2006           2005
                                                                      ----           ----

Expected federal tax at statutory rate                           $   (700,336)  $  (125,936)
State taxes, net of federal tax effect                               (116,028)      (12,444)
Foreign rate differential                                              (7,560)       (9,780)
Non deductible expenses                                               159,283        86,873
Change in valuation allowance                                         617,391        51,126
Other                                                                  47,250        10,161
                                                                 ------------  ------------
                                                                 $    -         $      -
                                                                 ============  ============

       At June 30, 2006 the Company had net operating loss carryforwards for federal and state income tax purposes of $3,287,626 and $2,907,104 respectively, expiring through 2026. The Company has foreign net operating loss carryforwards of $559.933 with no expiration date.

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Shareholders' Equity

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

       As of June 30, 2006, 675,000 shares of Series A Preferred were converted into a like amount of common stock.

       On July 28, 2005, the Company's board of Directors declared dividends totaling $99,378 on the Series A Convertible Preferred Stock. The dividend was paid by the issuance of 100,628 additional shares of the Company's common stock. Cumulative but undeclared dividends at June 30, 2006 total approximately $65,000.

       Series B Convertible Preferred Stock

       On June 30, 2004, the Company completed a private placement of 2,000 shares of its 10% Series B Convertible Preferred Stock ("Series B Preferred") and warrants to purchase up to 2,000,000 shares of common stock for an aggregate purchase price of $2,000,000. The Preferred Stock provides for a dividend at the rate of 10% per annum, payable quarterly, (payable in cash or by adding the dollar amount of such dividends to the Stated Value), dividends will be paid on a cumulative basis. The preferred shares have a liquidation preference in the amount of $1,000 per share and have preference to any payments to the Preferred A shareholders. Each preferred share is convertible at the option of the holder into 1,000 shares of common stock. The conversion price is subject to anti-dilution adjustments, including, among other things, in the event that the Company sells common stock during the next three years for a price of less than one dollar per share. The Company may require the conversion of all (but not less than all) of the then outstanding shares of Series B Preferred Stock, if at any time the volume weighted average trading price per share of common stock for each of 20 consecutive trading days prior to a conversion notice is greater than $2.50 (subject to adjustment), and the daily trading volume of the common stock is at least 100,000 shares. In addition all shares of common stock underlying the Series B Preferred Stock must be covered by an effective registration statement.

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

       In May 2006, in connection with the reset of the conversion and exercise price of the Debentures and Warrants discussed in Note 9 above, the conversion and exercise prices of the Series B Preferred and the accompanying warrants were reduced to $.75

       Stock Option Plans

       Incentive Stock Option Plan

       During September 1986, the Company adopted an incentive stock option plan for which 750,000 shares of common stock have been reserved. The plan has since been increased to 2,000,000 shares of common stock and extended until September 2006.

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

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                         Weighted
                                                                                          Average
                                                                                         Exercise
                                                                            Options        Price
                                                                           ---------     ---------
Options outstanding, July 1, 2004                                            590,000      $1.53
Granted                                                                      565,000       2.40
Exercised                                                                    (45,000)       .07
                                                                            -------       -----

Options outstanding, June 30, 2005                                         1,110,000      $2.03

Granted                                                                      702,000      $1.07
Exercised                                                                     (5,000)       .88
Forfeited                                                                   (302,500)      2.29
                                                                           ---------
Options outstanding, June 30, 2006                                         1,504,500      $1.31

Shares of common stock available
  for future grant under the plans           495,500
                                             =======

       The following table summarizes information about stock options outstanding at June 30, 2006.

                                                                            Options Exercisable
                                             Weighted Average                            Weighted
                                         Remaining                                        Average
                           Number       Contractual      Exercise         Number         Exercise
Ranges of price         Outstanding        Life            Price        Exercisable        Price
---------------        -------------   -------------    ------------   -------------   -------------
$.25-.39                      55,000            5.48           $0.31          55,000           $0.31
$.50-.80                      90,000            4.37           $0.62          90,000           $0.62
$1.00-1.20                 1,139,500            8.96           $1.09       1,139,500           $1.09
$2.70-2.97                   220,000             .62           $2.95         220,000           $2.95
                       -------------   -------------    ------------   -------------   -------------
$.05-$2.97                 1,504,500            7.34           $1.31       1,504,500           $1.31
                       =============   =============    ============   =============   =============

Note 14 - Concentrations and Economic Dependency

       The Company had two customers that accounted for 85% and 10%, respectively of net revenues for year ended June 30, 2006 and two customers that accounted for 76% and 20%, of net revenues for year ended June 30, 2005. Two customers accounted for 82% of the accounts receivables as of June 30, 2006. At June 30, 2006 approximately 12% of accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

       During the year and at year end, the Company had cash deposits in a bank in excess of FDIC limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

                       ELECTRONIC CONTROL SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 15 - Commitments and Contingencies

       Lease Agreements

       Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2006 are as follows:

         2007                               $  109,454
         2008                                   94,611
         2009                                   22,950
         2010                                   23,970
         2011                                   12,240
                                            $  360,703
                                            ==========

       Rent expense under all operating leases was $133,896 and $125,309 for the years ended June 30, 2006 and 2005.

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

   Note 16 - Geographic Data

       The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:


                                            U.S.          % of total       Middle East   % of total
                                       ---------------  --------------   --------------  -----------
     For the year ended
       June 30, 2006
          Revenue                      $     8,782,908          99.56%    $     39,182         .44%
          Operating loss                    (1,425,346)         92.13%        (121,775)       7.87%
          Identifiable assets                7,294,438          95.33%         357,479        4.67%

     For the year ended
       June 30, 2005
          Revenue                      $     5,898,503          98.84%    $     68,966        1.16%
          Operating loss                        89,516        -125.74%        (160,710)     225.74%
          Identifiable assets                7,046,418          95.41%         339,144        4.59%


   Note 17 - Related Party Transactions

       The Company made non-interest bearing advances that are due on demand to a former officer and director of the Company. The balances outstanding at June 30, 2006 and 2005 were $85,995 and $73,030, respectively.