Form 10QSB
period 2006-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2006-11-14
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2006

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

As of November 14,, 2006, Electronic Control Security Inc. had outstanding 8,723,601 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                   INDEX PAGE


                                                                                   Page
                                                                                   ----
PART I -- FINANCIAL INFORMATION

Forward Looking Statements
                                                                                   (ii)

Item 1 - Financial Statements*
         Consolidated Balance Sheets September 30, 2006 (Unaudited) and
               June 30, 2006                                                           3
         Unaudited Consolidated Statements of Operations for the three months
              ended September 30, 2006 and 2005                                        4
         Unaudited  Consolidated  Statements  of Cash Flows for the three months
              ended September 30, 2006 and 2005                                        5
         Notes to Consolidated Financial Statements                                    6

Item 2 - Management's Discussion and Analysis of Financial Condition or Results
of Operations                                                                         10

Item 3 - Controls and Procedures                                                      14


PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                            15

Item 2 - Changes in Securities and Use of Proceeds                                    15

Item 3 - Defaults upon Senior Securities                                              15

Item 4 - Submission of Matters to a Vote of Security Holders                          15

Item 5 - Other Information                                                            15

Item 6 - Exhibits                                                                     15

Signatures                                                                            16

Exhibits

Item 1. Financial Statements.

                        Electronic Control Security Inc.
                           Consolidated Balance Sheets

                                                                              September 30,      June 30,
                                                                                  2006             2006
                                                                              ------------    ------------
                                                                               (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                               $     42,583    $     25,013
      Accounts receivable, current portion, net
         of allowance of $50,000                                                   370,093       1,360,309
      Accounts receivable, retainage                                               944,215         973,967
      Inventories                                                                2,340,664       2,303,889
      Other current assets                                                         321,083         231,980
                                                                              ------------    ------------
          Total current assets                                                   4,018,638       4,895,158

Property, equipment and software development costs - net                           349,960         396,827
Intangible assets - net                                                          1,344,046       1,364,857
Accounts receivables, non-current portion                                          308,147         308,148
Goodwill                                                                            50,000          50,000
Deferred income taxes                                                              478,300         478,300
Other assets                                                                       185,829         180,627
                                                                              ------------    ------------
                                                                              $  6,734,920    $  7,673,917
                                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                   $  1,567,510    $  1,958,123
      Short-term debt                                                                   --         518,866
      Current maturities of long-term debt                                          33,000          33,000
      Payroll taxes payable                                                          9,359          21,314
                                                                              ------------    ------------
          Total current liabilities                                              1,609,869       2,531,303

Noncurrent liabilities
      Long-term debt                                                                10,160          21,160
      8% Convertible debentures (net of discounts
         of $408,346 and $453,230)                                                 591,654         546,770
      Due to officers and shareholders                                             769,532         616,423
      Deferred income taxes                                                         84,500          84,500
                                                                              ------------    ------------
          Total liabilities                                                      3,065,715       3,800,156

Shareholders' equity
     Series A Convertible Preferred stock, cumulative, $.01 par value;
         $2.00 liquidation preference; 5,000,000 shares authorized,
          325,000 shares issued and outstanding, respectively                        3,250           3,250
     Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
         $1,218 per share liquidation preference; 2,000 shares authorized,
          791 and 791 shares issued and outstanding, respectively                        1               1
      Common Stock, $.001 par value; 30,000,000 shares authorized;
          8,823,601 and 8,823,601 shares issued; 8,723,601 and 8,723,601
         shares outstanding, respectively                                            8,823           8,823
      Additional paid-in capital                                                11,225,004      11,200,712
      Accumulated deficit                                                       (7,562,663)     (7,333,815)
      Accumulated other comprehensive income                                         4,790           4,790
      Treasury stock, at cost, 100,000 shares                                      (10,000)        (10,000)
                                                                              ------------    ------------
          Total shareholders' equity                                             3,669,205       3,873,761
                                                                              ------------    ------------
                                                                              $  6,734,920    $  7,673,917
                                                                              ============    ============

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Operations


                                                              Three Months
                                                                  Ended
                                                              September 30,
                                                          2006            2005
                                                      ------------    ------------
                                                      (Unaudited)      (Unaudited)
Revenues                                              $  2,719,678    $  1,523,314
Cost of revenues                                         2,376,188       1,251,903
                                                      ------------    ------------

          Gross profit                                     343,490         271,411
                                                      ------------    ------------

 Research and development                                   42,754          57,352
 Selling, general  and administrative expenses             419,726         561,818
                                                      ------------    ------------

          Loss from operations                            (118,990)       (347,759)

Other (income) expense
     Interest expense                                       80,071          27,803
     Minority interest in subsidiary loss                   (4,464)        (13,740)
     Amortization of beneficial conversion
       feature on convertible debt                           9,959              --
                                                      ------------    ------------

Total other (income) expense                                85,566          14,063
                                                      ------------    ------------

Loss before income taxes                                  (204,556)       (361,822)

Income taxes                                                    --              --
                                                      ------------    ------------

Net loss before dividends                                 (204,556)       (361,822)

Dividends related to convertible preferred stock            24,292         207,530
                                                      ------------    ------------

Net loss attributable to common shareholders          $   (228,848)   $   (569,352)
                                                      ============    ============


Net loss per share:
     Basic                                            $      (0.03)   $      (0.07)
                                                      ============    ============
     Diluted                                          $      (0.03)   $      (0.07)
                                                      ============    ============

Weighted average number of
        common shares and equivalents:
     Basic                                               8,723,601       7,612,566
                                                      ============    ============
     Diluted                                             8,723,601       7,612,566
                                                      ============    ============

                 See Notes to Consolidated Financial Statements.

                        Electronic Control Security Inc.
                      Consolidated Statements of Cash Flows

                                                                              Three Months
                                                                                 Ended
                                                                             September 30,
                                                                         2006            2005
                                                                     ------------    ------------
                                                                      (Unaudited)     (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
     Net loss before deemed dividends                                $   (204,556)   $   (361,822)
     Adjustments to reconcile loss
      to net cash used by operating activities:
          Depreciation and amortization                                   107,040          64,156
          Minority interest in subsidiary loss                             (4,464)        (13,740)
          Amortization of beneficial conversion feature
            on convertible debt                                             9,959
          Foreign currency translation adjustments                             --          (2,405)
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                      1,019,969          76,049
               Inventory                                                  (36,775)         40,854
               Other current assets                                       (89,103)        (50,199)
               Other assets                                                  (738)          9,222
               Accounts payable and accrued expenses                     (390,613)        118,624
               Payroll taxes payable                                      (11,955)          2,608
                                                                     ------------    ------------
        Net cash provided (used) in operating activities                  398,764        (116,653)

Cash flows from investing activities:
     Acquisition of property, equipment and software development           (4,437)        (59,842)
                                                                     ------------    ------------
          Net cash used in investing activities                            (4,437)        (59,842)

Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                      --          54,400
     Repayment of short-term borrowing                                   (518,866)             --
     Payments on long-term debt                                           (11,000)        (58,298)
     Loan officers and shareholders - net                                 153,109         (24,627)
                                                                     ------------    ------------
          Net cash used in financing activities                          (376,757)        (28,525)
                                                                     ------------    ------------
          Net increase (decrease) in cash and cash equivalents             17,570        (205,020)
Cash and cash equivalents at beginning of period                           25,013         221,293
                                                                     ------------    ------------
          Cash and cash equivalents at end of period                 $     42,583    $     16,273
                                                                     ============    ============
Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                                   $    105,696    $     27,803
                                                                     ============    ============
          Taxes                                                      $         --    $         --
                                                                     ============    ============


                 See Notes to Consolidated Financial Statements.

                        ELECTRONIC CONTROL SECURITY INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

      Note 2 - Recently Issued Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accountants Standards ("SFAS") No. 157, "Fair Value Measurements," which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement and does not expect it to be material.

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

                                             2006        2005
                                          ---------   ---------
            Stock options                 1,504,000   1,105,000
            Warrants                      2,803,397   1,446,875
            Convertible debentures        1,333,333          --
            Convertible Preferred Stock   1,654,327   1,637,070

                        ELECTRONIC CONTROL SECURITY INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Note 4 - Inventories

      Inventories consist of the following:

                               September      June
                                 2006         2006
                              ----------   ----------
            Raw materials     $  436,664   $  415,590
            Work-in-process      426,785      343,361
            Finished goods     1,477,215    1,544,938
                              ----------   ----------
                              $2,340,664   $2,303,889
                              ==========   ==========

      Note 5 - Stock Based Compensation Plans

      Effective July 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" utilizing the modified prospective method. This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. The adoption of SFAS No. 123 (R) did not have a material effect on our consolidated results of operations or financial position.

      In prior periods the Company accounted for stock-based employee and outside directors compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123.

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied in the period.

                                                                Three Months
                                                                    Ended
                                                                September 30,
                                                                    2005
                                                                ------------
            Net income (loss), as reported                      $   (569,352)

              Add: Employee stock based compensation
            expense, as reported, net of related tax effects              --

              Deduct: Total stock-based compensation
            expense determined under the fair value based
            method for all awards, net of related tax effects        (64,543)
                                                                ------------
            Pro forma net loss                                  $   (633,895)
                                                                ============
             Basic and diluted loss per share, as reported      $       (.07)

             Basic and diluted loss per share, pro forma        $       (.08)


      No options were granted in the three months ended September 30, 2006 or 2005.

                        ELECTRONIC CONTROL SECURITY INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


      Note 6 - Short-Term Borrowing

      The Company entered into a Factoring, Loan and Security Agreement (the "Agreement") with a financing company in April 2006. The Company may terminate the agreement by giving the financing company 30 days notice. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company. Advances are made on 95% of Approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. As such, the advances have been classified as short-term secured borrowings in accordance with FAS 140 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". As of September 30, 2006, the Company had no outstanding borrowings.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with our financial statements and the notes related to those statements. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the annual report for the year ended June 30, 2006 on Form 10-KSB.

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

We believe we are one of the few true comprehensive security solution providers in the industry. We are able to analyze a security risk and develop security solutions specifically tailored to mitigate that risk, including design, engineering and manufacturing individual components of a system as may be necessary to deliver a fully integrated security system customized to a client's requirements. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver the integrated platform of design, engineering services and fully integrated security solutions that support their requirements for the completion of a given project.

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

During the last quarter, the Company announced two major projects:

      o In August, the Company was awarded a purchase order for over $1,200,000 to secure chemical and petrochemical facilities in North Africa. The Company will supply three of its premiere product lines designed to prevent unauthorized entry or access to large facilities to be deployed to protect five chemical/petrochemical sites during the next five to six months.

      o In October we announced the last stage of the upgrade program underway at the Strategic Petroleum Reserve (SPR) sites in Louisiana and Texas. The $8.5 million project was initiated in 2002 and is 90% complete. ECSI will now complete the last 10% of the program. ECSI has also received a contract valued at over $1 million to secure Liquid Natural Gas (LNG) facilities in Texas and classified sites in South Korea.

In addition, the Company added one new member to the Advisory Board.

      o In October, Lt. General Gordon Fornell joined the Company's Advisory Board. General Fornell retired from active duty in the U.S. Air Force in 1993 and currently works as a private consultant. He is a member of the Defense Support Initiative of the Okaloosa County Economic Development Council, President of the Air Force Armament Museum Foundation and member of the Mid Bay Bridge Authority.

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

      ACCOUNTING FOR INCOME TAXES

        We record a valuation allowance to our deferred tax assets for the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made.

      FAIR VALUE OF EQUITY INSTRUMENTS

      The valuation of certain items, including valuation of warrants or stock options that may be offered as compensation for goods or services, involve significant estimations with underlying assumptions judgmentally determined. Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if obtainable. If such value is not readily obtainable, the valuation of warrants and stock options are then based upon the Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2006 ("2006 PERIOD") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005 ("2005 PERIOD").

      REVENUES. We had net revenues of $2,719,678 for the 2006 Period as compared to net revenues of $ 1,523,314 for the 2005 Period, representing an increase of approximately 79%. The increase in net revenues during the 2006 Period as compared to the 2005 Period is primarily attributable to government contracts under the Integrated Base Defense Security System (IBDSS) delivery orders.

      GROSS MARGINS. Gross margins for the 2006 Period were 12.63% of revenue as compared to 17.82% of revenue for the 2005. The decrease in gross margins for the 2006 as compared to the corresponding period in 2005 is primarily attributable to an increase in the order mix of lower gross margin products for the IBDSS Program during the 2006 period. In the corresponding period in 2005 we performed a greater percentage of higher gross profit generating activities such as design and engineering services. The decrease in gross margins during the 2006 Period was also partially attributable to an increase in repair costs of defective sensors delivered by a principle supplier. These sensors had to be reworked and ultimately replaced on a major installation at a cost of approximately $50,000.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems as well as new product development work on the Sentinal water technologies. Research and development expenses for the 2006 were $42,754 as compared to $57,352 for the corresponding periods in 2005. The decrease is primarily attributable to the completion or termination of certain research and development program.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 2006 Period were $419,726 as compared to $561,818. The decrease is primarily attributable to a reduction in sales costs.

      LOSS FROM OPERATIONS. The net loss from Operations was reduced from $347,759 in the 2005 period to $118,990 in the 2006 period.

      INTEREST EXPENSE. Interest expense in the 2006 Period was $80,071 as compared to $27,803 incurred during the 2005 Period. The increase in the 2006 Period is attributable to the higher average amount of outstanding debt balances. Also included in interest expense in the 2006 Period is $34,925 of amortization of deferred finance costs relating the offering costs and the value of the warrant issued on the private placement of the convertible debentures.

      AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of in January 2006 of our convertible debentures to reflect the beneficial conversion feature of the debt and the amortizing this amount to the date of maturity. In the 2006 period the Company recorded amortization of $9,959.

      MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss attributable to the foreign subsidiary was $4,464 for the 2006 Period as compared to the $13,740 for the 2005 Period. Management has taken steps to reduce the general and administrative expenses related to this subsidiary.

      NET LOSS. Net loss before dividends related to preferred stock for the 2006 and 2005 Periods is $(204,556) and $(361,822), respectively.

      DIVIDENDS RELATED TO PREFERRED STOCK.

      In July 2005, we declared and paid dividends equal to $153,042 on our Series A Convertible Preferred Stock for the years ended March 31, 2004 and 2005. The dividend was paid by the issuance of 99,378 shares of our Common Stock.

      We also recorded dividends totaling $24,292 on our Series B Convertible Preferred Stock in the 2006 Period and $54,488 in the 2005 Period. In lieu of a cash payment we have elected under the terms of the agreement which sold these securities to add this amount to the stated value of the Series B Convertible Preferred Stock.

      These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

      LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2006, we had working capital of approximately $2.4 million compared to approximately $2.4 million at June 30, 2006. Net cash provided by operating activities for the 2006 period was $398,764 as compared to net cash used by operating activities of $(116,653) for the 2005 period.

      Inventory has increased by $36,775 during the three months ended September 30, 2006 and has remained relatively high in anticipation of shipments for committed projects.

      Accounts  receivable  collections  have improved.  Days sales  outstanding
      (DSO) were 71 days at September 30, 2006 as compared to 97 days at June 30, 2006.

      Accounts payable and accrued expenses have decreased by $390,613 to approximately $1.57 million for the three months September 30, 2006 as payments to vendors match the corresponding increase in collection of accounts receivables.

      Investing activities for the 2006 period included the purchase of equipment and software at a cost of $4,437. We do not have any material commitments for capital expenditures going forward.

      In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1million in principal amount of our Senior
      Secured Convertible Debentures ("the Debentures"). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.

      In April 2006 we entered into a factoring, agreement with a financing company. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company and advances are made on 95% of approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. The agreement may be terminated by giving the financing company 30 days notice. As of September 30, 2006, the Company had no outstanding borrowings.

      We expect that cash on hand together with anticipated collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

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

      PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS.

            On June 14, 2006, we initiated a lawsuit in the Superior Court of New Jersey against a supplier of plastic housings that we utilize for our sensors, an essential component in our security systems, alleging breach of contract and tort claims in connection with the widespread product failure of these plastic housings. We are seeking damages in excess of $223,000. There can be no assurance that we will be successful in obtaining and enforcing a judgment in the action..

      ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.


            None.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

      ITEM 5. OTHER INFORMATION.

            None

      ITEM 6. EXHIBITS - (DAVID)

      Exhibit No.              Title
      -----------              -----


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

                                       ELECTRONIC CONTROL SECURITY INC.


Date: November 14, 2006            By: /s/ Arthur Barchenko
                                       ----------------------------------------
                                           Arthur Barchenko
                                           President, Chief Executive Officer
                                           (duly authorized officer; principal
                                           executive officer, and principal
                                           financial and accounting officer)