Form 10QSB
period 2006-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2007-02-14
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

MARK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________ to _________

Commission file number 0-26721

ELECTRONIC CONTROL SECURITY INC.
(Exact name of small business issuer as specified in its charter)

New Jersey	22-2138196
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

790 Bloomfield Avenue, Clifton, New Jersey 07012
(Address of principal executive offices)

(973) 574-8555
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 13, 2007, Electronic Control Security Inc. had outstanding 13,623,601 shares of common stock, par value $.001 per share, of which 4,800,000 shares are held in escrow and subject to cancellation and return to treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX PAGE

PART I -- FINANCIAL INFORMATION

Page
Forward Looking Statements	(i)

Item 1 - Financial Statements*

Consolidated Balance Sheet December 31, 2006 (Unaudited) and
June 30, 2006	3

Unaudited Consolidated Statements of Operations for the six and
three months ended December 31, 2006 and 2005	4

Unaudited Consolidated Statements of Cash Flows for the six months
ended December 31, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 - Controls and Procedures	15

PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings	16

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3 - Defaults upon Senior Securities	16

Item 4 - Submission of Matters to a Vote of Security Holders	16

Item 5 - Other Information	17

Item 6 - Exhibits	17

Signatures	18

Exhibits

* The Balance Sheet at June 30, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

Item 1. Financial Statements.
Electronic Control Security Inc.
Consolidated Balance Sheets

	December 31	June 30,
	2006	2006
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$48,633	$25,013
Accounts receivable, current portion, net of allowance of $50,000	701,278	1,360,309
Accounts receivable, retainage	944,215	973,967
Inventories	2,181,123	2,303,889
Other current assets	335,726	231,980

Total current assets	4,210,975	4,895,158

Property, equipment and software development costs - net	307,101	396,827
Intangible assets - net	1,323,235	1,364,857
Accounts receivables, non-current portion	308,147	308,148
Goodwill	50,000	50,000
Deferred income taxes	478,300	478,300
Other assets	185,829	180,627
	$6,863,587	$7,673,917
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,668,305	$1,958,123
Short-term debt	-	518,866
Current maturities of long-term debt	33,000	33,000
Payroll taxes payable	824	21,314

Total current liabilities	1,702,129	2,531,303

Noncurrent liabilities
Long-term debt	4,660	21,160
8% Convertible debentures (net of discounts of $363,462 and $453,230)	636,538	546,770
Due to officers and shareholders	784,597	616,423
Deferred income taxes	84,500	84,500

Total liabilities	3,212,424	3,800,156

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
325,000 shares issued and outstanding, respectively	3,250	3,250
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,281 per share liquidation preference; 2,000 shares authorized,
791 and 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
13,623,601 and 8,823,601 shares issued; 13,523,601 and 8,723,601
shares outstanding; 4,800,000 and -0- held in escrow, respectively	13,623	8,823
Additional paid-in capital	12,451,880	11,200,712
Accumulated deficit	(7,612,381)	(7,333,815)
Common Stock Subscribed	(1,200,000)	-
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,651,163	3,873,761

	$6,863,587	$7,673,917

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Six Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,770,944	$4,059,565	$1,051,266	$2,536,251
Cost of revenues	2,892,155	3,157,222	515,967	1,905,319

Gross profit	878,789	902,343	535,299	630,932

Research and development	85,588	109,102	42,834	51,750
Selling, general and administrative expenses	837,995	1,136,699	418,269	574,881
Stock based compensation	6,772	61,087	6,772	61,087

Income (loss) from operations	(51,566)	(404,545)	67,424	(56,786)

Other (income) expense
Interest expense	162,350	57,809	82,279	30,006
Interest income	-	(2,638)	-	(2,638)
Minority interest in subsidiary loss	(4,464)	(27,340)	-	(13,600)
Amortization of beneficial conversion
feature on convertible debt	19,918	-	9,959	-

Total other (income) expense	177,804	27,831	92,238	13,768

Loss before income taxes	(229,370)	(432,376)	(24,814)	(70,554)

Income taxes	-	-	-	-

Net loss before dividends	(229,370)	(432,376)	(24,814)	(70,554)

Dividends related to convertible preferred stock	49,196	234,944	24,904	27,414

Net loss attributable to common shareholders	$(278,566)	$(667,320)	$(49,718)	$(97,968)

Net loss per share:
Basic	$(0.03)	$(0.08)	$(0.01)	$(0.01)
Diluted	$(0.03)	$(0.08)	$(0.01)	$(0.01)

Weighted average number of
common shares and equivalents:
Basic	8,723,601	8,059,022	8,723,601	8,505,477
Diluted	8,723,601	8,059,022	8,723,601	8,505,477

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Six Months
	Ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(229,370)	$(432,376)
Adjustments to reconcile loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	208,595	135,017
Stock based compensation	6,772	61,087
Minority interest in subsidiary loss	(4,464)	(27,340)
Amortization of beneficial conversion feature on convertible debt	19,918	-
Foreign currency translation adjustments	-	3,275
Increase (decrease) in cash attributable
to changes in assets and liabilities
Accounts receivable	688,784	(1,007,421)
Inventory	122,766	159,914
Other current assets	(103,746)	(75,138)
Other assets	(738)	(3,438)
Accounts payable and accrued expenses	(289,818)	982,733
Payroll taxes payable	(20,490)	3,960

Net cash provided by (used in) operating activities	398,209	(199,727)

Cash flows from investing activities:
Acquisition of property, equipment and software development	(7,397)	(92,235)

Net cash used in investing activities	(7,397)	(92,235)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	54,400
Proceeds from short-term debt	-	500,000
Repayment of short-term borrowing	(518,866)	(325,000)
Certificate of deposit redeemed (purchased)	-	(2,637)
Payments on long-term debt	(16,500)	(116,548)
Loan officers and shareholders - net	168,174	(28,771)

Net cash provided by (used in) financing activities	(367,192)	81,444

Net increase (decrease) in cash and cash equivalents	23,620	(210,518)

Cash and cash equivalents at beginning of period	25,013	221,293

Cash and cash equivalents at end of period	$48,633	$10,775

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$138,350	$57,809
Taxes	$-	$2,786

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

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

	2006	2005
Stock options	1,956,500	1,524,500
Warrants	2,803,397	1,446,875
Convertible debentures	1,333,333	-
Convertible Preferred Stock	1,719,922	1,304,236

Note 3 - Inventories

Inventories consist of the following:

	December	June
	2006	2006
Raw materials	$420,847	$415,590
Work-in-process	366,459	343,361
Finished goods	1,393,817	1,544,938
	$2,181,123	$2,303,889

Electronic Control Security Inc.
Notes to the Consolidated Financial Statements

Note 4 - Stock Based Compensation Plans

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” utilizing the modified prospective method. This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. The adoption of SFAS No. 123 (R) did not have a material effect on our consolidated results of operations or financial position.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied in the period.

	Six months	Three months
	Ended December 31, 2005

Net loss, as reported	$(667,320)	$(97,678)
Add: Employee stock based compensation
expense, as reported, net of related tax effects	—	—
Deduct: Total stock-based compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(1,199,069)	(1,133,750)

Pro forma net loss	$(1,866,389)	$(1,231,718)

Basic and diluted loss per share, as reported	$(.08)	$(.01)
Basic and diluted loss per share, pro forma	$(.23)	$(.14)

The weighted average per share fair value of options granted during the six months ended December 31, 2006 was $.47. The fair value of each option granted was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions; volatility of 132.54%, expected life of options of 4.9years, risk free interest rate of approximately 4.54% and a dividend yield of 0%. The weighted average per share fair value of options granted during the six months ended December 31, 2005 was $1.02. The fair value of each option granted was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions; volatility of 140.60%, expected life of options of 5 years, risk free interest rate of approximately 4.39% and a dividend yield of 0%.

Electronic Control Security Inc.
Notes to the Consolidated Financial Statements

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

Note 5 - Short-Term Borrowing

In April 2006, the Company entered into a Factoring, Loan and Security Agreement (the "Agreement") with a financing company. The Company may terminate the Agreement by giving the financing company 30 days notice. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company. Advances are made on 95% of approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. As such, the advances have been classified as short-term secured borrowings in accordance with FAS 140 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". As of December 31, 2006, the Company had no outstanding borrowings.

Note 6 - Strategic Transactions

On December 26, 2006 the Company and Hyundai Syscomm Corp. ("Hyundai") entered into definitive agreements whereby the Company and Hyundai agreed to the following transactions:
•
A sub-contract from Hyundai (the “Subcontract”) to the Company to provide, commencing during the first calendar quarter of 2007, at least twenty five million dollars ($25,000,000) of purchase orders for security worthy assets (including video surveillance systems) on terms beneficial to both parties on or prior to June 30, 2008. In February 2007, the Company received under the Subcontract a purchase order for surveillance products in the approximate amount of $6.0 million. The Company is in the process of clarifying the details of the purchase order.

•
The issuance to Hyundai of a warrant (the "Warrant") to purchase shares of the Company's common stock, par value $0.001 (the "Common Stock"), at $0.01 per share, to purchase up to a number of shares that, when added to the Escrow Shares (as defined below), equals fifty percent (50%) of the then-outstanding Common Stock, with the vesting of the right to purchase shares subject to the gross profit generated from the Sub-Contract. Under the terms of the Warrant and the Sub-Contract, the Company is to be credited with seventy percent (70%) of such gross profits and Hyundai is credited with thirty percent (30%) of such gross profits (the "Hyundai Gross Profit Allocation"). Until such time as the aggregate Hyundai Gross Profit Allocation exceeds four million dollars ($4,000,000), the Warrant will vest with respect to one share of Common Stock for each fifty-eight cents ($0.58) credited to Hyundai pursuant to the Hyundai Gross Profit Allocation. At such time as the aggregate Hyundai Gross Profit Allocation exceeds four million dollars ($4,000,000), the Warrant will vest with respect to one share of Common Stock for each forty cents ($0.40) credited to Hyundai pursuant to the Hyundai Gross Profit Allocation.

•
The provision by Hyundai to the Company of $1.2 million (the “Repurchase Funding”) in order for the Company to repurchase the outstanding Senior Secured Convertible Debentures it issued in January 2006. Under the terms of the agreement with Hyundai, the Company has issued into escrow to Hyundai 4.8 million shares of its Common Stock. Under the terms of the agreements with Hyundai, upon Hyundai's provision of the Repurchase Funding, 3 million shares will be delivered out of escrow to Hyundai, and the remaining 1.8 million shares will be delivered out of escrow to Hyundai at such time as the Company receives purchase orders or other indicia that shall provide the Company's Board of Directors with the comfort, in its sole discretion, that Hyundai is living up to the terms of the Sub-Contract. While the agreements with Hyundai contemplated that the Repurchase Funding would be completed by January 15, 2007, it did not occur by that date. The Company and Hyundai are currently in the process of coordinating the provision of the Repurchase Funding. Hyundai has informed the Company that it intends to consummate the Repurchase Funding by March 17, 2007. If the Repurchase Funding is not ultimately consummated, the Company is entitled, under the agreements with Hyundai, to recall the shares out of escrow, cancel them and return these shares to treasury. The recall of the 4.8 million shares out of escrow and cancellation do not impair the parties’ respective obligations under the Subcontract referred to above.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We urge you to read the following discussion in conjunction with our consolidated financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10- QSB, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, our current and future capital needs, uncertainty of capital funding, our clients' ability to cancel contracts with little or no penalty, government initiatives to implement homeland security measures, the likelihood of completing transactions for which we have entered into letters of intent, the state of the worldwide economy, competition, our customers’ ability to pay our invoices within our standard credit terms and the trends we anticipate in our business and the markets in which we operate.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

Electronic Control Security Inc. designs, develops, manufactures and markets technologybased integrated security systems. We support systems integrators and dealer installers in the context of providing risk assessment and vulnerability studies that are designed to ascertain a customer’s security requirements and assist in developing a comprehensive risk management and mitigation program, as well as provide product design and engineering support services.

We market our products domestically and internationally to:

•	national and local government entities including the U.S. Department of Defense (DoD and U.S. Department of Energy (DoE),

•	large chemical and petrochemical facilities and major office complexes,

•	energy facilities, including nuclear power stations, power utilities and pipelines,

•	commercial transportation centers, such as airports and seaports and

•	water and agricultural resources including reservoirs, dams, fish hatcheries and rivers.

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

We believe that we have developed a superior reputation as a provider of integrated security systems since our inception in 1976 because we:

*	offer the complete range of solutions-driven responses to accommodate our customers' needs;

*	offer technologically superior products;

*	are able to design, engineer and manufacture systems customized to our clients' specific requirements;

*	deliver systems that are easy to operate and maintain while providing superior life cycle cost performance compared to systems offered by competitors;

*	have established solid credentials in protecting high value targets; and

*	offer customers perhaps the best warranty in the industry.

During the recently completed quarter, we entered into certain agreements that can potentially result in significant business for us. In December 2006 we entered into an agreement with Hyundai Syscomm Corp., a California based company (“Hyundai”) engaged in wireless mobile communications equipment, pursuant to which Hyundai is to provide to us at least $25 million of purchase orders for security worthy assets (including video surveillance systems) on terms beneficial to both parties on or prior to June 30, 2008. We entered into the agreements with Hyundai to explore the possibilities open to us in the Asian markets, where we do not have a significant presence.

In addition to the agreements with Hyundai, in December, 2006 we received purchase orders for $1,350,000 for our standard perimeter security technologies to be installed at the S P R and Sabine LNG Facilities in Louisiana.

We continue to strengthen our advisory board. In October, 2006, General Fornell (U.S.A.F. Ret.), joined the ranks of our advisory Board. General Fornell retired from active duty in the USAF in 1993. He has been a private consultant since retiring. He is also a member of the Defense Support Initiative of the Okaloosa County Economic Development Council, President of the Air Force Armament Museum Foundation, and member of the Mid Bay Bridge Authority. He served in senior acquisition leadership positions in AF Systems Command and AF Materiel Command. Those positions included two commands; one as Commander, Armament Division at Eglin AFB, FL, from 1985-1987; and second as Commander, Electronic Systems Center at Hanscom AFB, MA from 1988-1993. These organizations developed and acquired all nonnuclear munitions and communications, command and control, and intelligence systems for the AF.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2006 ( the “2006 Period”) Compared to Six Months ended December 31, 2005 (the “2005 Period”) and Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005.

REVENUES. We had net revenues of $3,770,944 for the 2006 Period as compared to net revenues of $4,059,565 for the 2005 Period, representing a decrease in revenues of approximately 7.1%. Net revenues for the three months ended December 31, 2006 were $1,051,266 as compared to $2,536,251 for the corresponding three month period in 2005. The decrease in revenues in the 2006 Period and for the three months ended December 31, 2006 is primarily attributable to our focus on smaller private sector contracts and the current dearth of government funding to complete certain previously announced projects with the United States Air Force.

GROSS MARGINS. Gross margins for the 2006 Period were 23.30% of revenue as compared to 22.23% of revenue for the 2005 Period, and 50.92% of revenue for the three months ended December 31, 2006 as compared to 24.88% for the corresponding three-month period in 2005. The increase in gross margins for the 2006 periods as compared to the corresponding periods in 2005 is primarily attributable to our focus on smaller private sector industrial projects which includes a higher percentage of manufactured goods resulting in higher gross margins. The results for the three months ended December 31, 2006 comport with management’s objectives that we outlined in last quarterly report on Form 10-QSB for the three months ended September 30, 2006 and in the annual report for the fiscal year ended June 30, 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems as well as new product development work on the Sentinal™ water technologies. Research and development expenses for the 2006 Period and for the three months ended December 31, 2006 were $85,588 and $42,834, respectively, as compared to $109,102 and $51,750 for the corresponding periods in 2005. The decrease in research and development expenses during each of the periods in 2006 compared to the corresponding periods in 2005 is primarily attributable to the completion or termination of certain research and development programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 2006 Period and for the three months ended December 31, 2006 were $837,995 and $418,269, respectively, as compared to $1,136,699 and $574,881 for each of the corresponding periods in 2005. The decrease is primarily attributable to the reduction in sales and marketing personnel in non-productive markets as well as marketing and sales support services. Approximately $157,000 of the decrease is attributable to a reduction in general and administrative as a result of cost reduction initiative that were put into place during the 2006 Period with respect to the operations of our wholly-owned subsidiary, Clarion Systems, Inc. and our operations in the Middle East.

STOCK BASED COMPENSATION. In the 2006 Period, we issued stock options to our directors and various employees valued at $215,000. The value of these options is being amortized over their two year vesting period. In the 2005 Period, we issued immediately vested stock to various consultants and to the directors that were valued at $61,087 at the time of issuance. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the 2006 Period was $162,350 as compared to $57,809 incurred during the 2005 Period. The increase in the 2006 Period is attributable to the higher average amount of outstanding debt balances. Our objectives are to reduce these costs in the second half of Fiscal ’07.

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss attributable to the foreign subsidiary was $4,464 for the 2006 Period as compared to the $27,340 for the 2005 Period. This decrease was due to the reduction in overhead and General Operating Expenses.

NET LOSS. Net loss before deemed dividends for each of the 2006 and 2005 Period is $(229,370) and $(432,376), respectively, and $(24,814) and $(70,554) for the three months ended December 31, 2006 and 2005, respectively. The reduction in net losses was directly attributable to reduction in operating costs and sales of higher gross margin products.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK.

In July 2005, we declared and paid dividends equal to $153,042 on our Series A Convertible Preferred Stock for the years ended March 31, 2004 and 2005. The dividend was paid by the issuance of 99,378 shares of our Common Stock.

We also recorded dividends totaling $41,196 on our 10% Series B Convertible Preferred Stock in the 2005 Period and $81,902 in the 2005 Period. In lieu of a cash payment, we have elected under the terms of the agreement which sold these securities to add this amount to the stated value of the 10% Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

Liquidity and Capital Resources

At December 31, 2006, we had working capital of approximately $2.5 million compared to approximately $2.37 million at June 30, 2006 Net cash provided by operating activities for the 2006 Period was $398,209 as compared to net cash used by operating activities of $199,727 for the 2005 Period.

Inventory has decreased by $122,766 during the 2006 Period, but has remained relatively high in anticipation of shipments for committed projects.

Accounts receivables as a percentage of sales has increased. Days sales outstanding (DSO) were 110 days at December 31, 2006 as compared to 97 days at June 30, 2006. This is due to certain payments and retainage on the Tinker Air Force Base work being held until final completion of projects expected to occur in the third quarter of fiscal year 2007.

Accounts payable and accrued expenses have decreased by $289,818 to $1,668,305 during the 2006 Period as payments to vendors have been increased to match the corresponding collection of accounts receivables.

Investing activities for the 2006 Period included the purchase of equipment and software required to upgrade two major product lines at a cost of $7,397. We do not have any material commitments for capital expenditures going forward.

Financing activities include the following:

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1million in principal amount of our Senior Secured Convertible Debentures ("the Debentures"). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. The agreements entered into with Hyundai in December 2006 contemplate the remittance to us of $1.2 million to redeem these securities in exchange for the 3 million shares of our common stock. We have issued into escrow 4.8 to Hyundai million shares of our common stock, of which 3 million are to be delivered to Hyundai out of escrow upon Hyundai’s furnishing to us of the funding to effect the redemption and the balance of 1.8 million to be delivered to Hyundai out of escrow upon our receipt of certain assurances relating to purchase orders that we are to receive from Hyundai (which are discussed below). We and Hyundai are currently in the process of coordinating the remittance of these amounts to us. We have been informed by Hyundai that they intend to consummate the funding by March 17, 2007. If the funds to effect the repurchase are not ultimately remitted to us, then we are entitled to recall these shares out of escrow and return them to treasury.

In April 2006 we entered into a factoring, agreement with a financing company. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company and advances are made on 95% of approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. The agreement may be terminated by giving the financing company 30 days notice. As of December 31, 2006, there were no outstanding advances under the program.

On December 26, 2006 we and Hyundai entered into definitive agreements pursuant to which we are to receive on or prior to June 30, 2008 at least $25 million in purchase orders. On February 12, 2007 we received from Hyundai a purchase order for surveillance equipment in the approximate amount of $6.0 million. We are currently in the process of clarifying the details relating to the purchase order. No assurance can be provided that we will be able to fill the purchase order or that we will receive additional purchase orders from Hyundai or under the agreement with Hyundai. Under the terms of the agreements with Hyundai, we are to be credited with seventy percent (70%) of the gross profits generated by these purchase orders and Hyundai is credited with thirty percent (30%) of such gross profits (the "Hyundai Gross Profit Allocation"). At its option, Hyundai is entitled to take the Hyundai Gross Profit Allocation in shares of our Common Stock. Until such time as the aggregate Hyundai Gross Profit Allocation equals four million dollars ($4,000,000), such gross profit will be valued at fifty-eight cents ($0.58) for purposes of conversion. At such time as the aggregate Hyundai Gross Profit Allocation will be valued at forty cents ($0.40) for purposes of conversion.

We expect that cash on hand together with projected collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who serves as our principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management and our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2006, we issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

a. On December 26, 2006, pursuant to agreements with Hyundai, we issued to Hyundai, in escrow, 4.8 million shares of our Common Stock in exchange for certain undertakings by Hyundai to provide $1.2 million for the purposes of retiring our outstanding 8% Senior Secured Convertible Debentures. If the funding is not ultimately furnished to us, we are entitled, under the agreements with Hyundai, to recall the shares from escrow, cancel the certificates representing such shares them and return these shares to treasury. We and Hyundai are currently trying to coordinate the timing of the provision of the funding. We have been informed by Hyundai that it intends to consummate the funding by March 17, 2007.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. The recipient of securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with us and our officers and directors, to information about our company. None of the transactions described above involved general solicitation or advertising.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 8, 2006, we held our 2006 annual meeting of shareholders at our principal offices in Clifton, New Jersey. The following matters were voted on: (1) election of directors to our board of directors; and (2) ratification of the appointment of independent registered public accounting firm and auditors. The vote tally was as follows:

(1) Each of the following individuals was elected to the board of directors to hold office until the next annual meeting of stockholders, or until a successor is duly elected and qualified or the director's earlier death, resignation or removal.

		Total
	Votes	Votes	Votes
Name	Cast	For	Withheld

Arthur Barchenko	6,632,075	6, 369,632	292,443
Natalie Barchenko	6,632,075	6,369,632	292,443
Gene Rabois	6,632,075	6,463,932	198,143
Henry J. Schweiter	6,632,075	6,463,932	198,143
Edward Snow	6,632,075	6,463,932	198,143
Stephen Rossetti	6,632,075	6,463,932	198,143
David J. Friedman	6,632,075	6,463,932	198,143

(2) Ratification of appointment of Demetrius & Company, LLC Certified Accountants as our independent accounting firm and auditors for the fiscal year ended June 30, 2007.

Total
Votes			Votes
Cast	Votes For	Abstentions	Against

6,632,075	6,450,140	75,000	136,935

3. Proposal to approve the adoption of our 2006 Equity Incentive Plan.

Total
Votes			Votes
Cast	Votes For	Abstentions	Against

6,632,075	3,048,412	285,150	364,746

All Proposals received the requisite number of votes and were approved.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Title

10.1
Memorandum of Understanding, dated as of December 7, 2006, by and between the Company and Hyundai Syscomm Corp (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 8, 2006)

10.2
Stock Purchase Agreement, dated as of December 22, 2006, by and between the Company and Hyundai Syscomm Corp (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 2, 2007).

10.3
Sub-Contract Agreement, dated as of December 22, 2006, by and between the Company and Hyundai Syscomm Corp (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 2, 2007).

10.4
Stock Purchase Warrant, dated as of December 22, 2006, issued by the Company in favor of Hyundai Syscomm Corp (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 2, 2007).

10.5
Registration Rights Agreement, dated as of December 22, 2006, by and between the Company and Hyundai Syscomm Corp (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 2, 2007).

10.6
Escrow Agreement, dated as of December 22, 2006, by and among the Company, Hyundai Syscom Corp., and Hirshfield Law, as Escrow Agent (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 2, 2007).

10.7
Voting Agreement and Proxy Coupled with an Interest, by and among Hyundai and Arthur Barchenko (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 2, 2007).

SIGNATURES

In accordance withto the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date: February 14, 2007	By: /s/ Arthur Barchenko
Arthur Barchenko
President and Chief Executive Officer
(principal executive officer and principal
financial and accounting officer)