Form 10QSB
period 2007-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2007-05-11
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____________ to ______________

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

As of May 10, 2007, Electronic Control Security Inc. had outstanding 8,723,601 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

INDEX PAGE

Page
PART I — FINANCIAL INFORMATION

Forward Looking Statements	(ii)

Item 1 - Financial Statements*	F-1

Consolidated Balance Sheets at March 31, 2007 (Unaudited) and June 30, 2006	F-1

Unaudited Consolidated Statements of Operations for the nine and three months ended March 31, 2007 and 2006	F-2

Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006	F-3

Notes to Consolidated Financial Statements	F-4 to F-7

Item 2 - Management's Discussion and Analysis of Financial Condition or Results of Operations	3

Item 3 - Controls and Procedures	8

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	9

Item 2 - Changes in Securities and Use of Proceeds	9

Item 3 - Defaults upon Senior Securities	9

Item 4 - Submission of Matters to a Vote of Security Holders	9

Item 5 - Other Information	9

Item 6 - Exhibits	9

Signatures	10

Exhibits 31 and 32

Item 1. Financial Statements.

Electronic Control Security Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,658	$25,013
Accounts receivable, current portion, net of allowance of $50,000	487,524	1,360,309
Accounts receivable, retainage	886,163	973,967
Inventories	2,147,797	2,303,889
Other current assets	296,639	231,980

Total current assets	3,848,781	4,895,158

Property, equipment and software development costs - net	360,325	396,827
Intangible assets - net	1,302,424	1,364,857
Accounts receivables, non-current portion	308,148	308,148
Goodwill	50,000	50,000
Deferred income taxes	478,300	478,300
Other assets	185,724	180,627
	$6,533,702	$7,673,917
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,464,235	$1,958,123
Short-term debt	-	518,866
Current maturities of long-term debt	29,410	33,000
Payroll taxes payable	824	21,314

Total current liabilities	1,494,469	2,531,303

Noncurrent liabilities
Long-term debt	0	21,160
8% Convertible debentures (net of discounts of $319,554 and $453,230)	680,446	546,770
Due to officers and shareholders	777,736	616,423
Deferred income taxes	84,500	84,500

Total liabilities	3,037,151	3,800,156

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
325,000 shares issued and outstanding, respectively	3,250	3,250
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,312 per share liquidation preference; 2,000 shares authorized,
791 and 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
8,873,601 and 8,823,601 shares issued; 8,773,601 and 8,723,601
shares outstanding	8,873	8,823
Additional paid-in capital	11,335,444	11,200,712
Accumulated deficit	(7,845,807)	(7,333,815)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,496,551	3,873,761

	$6,533,702	$7,673,917

See Notes to Consolidated Financial Statements.

 Electronic Control Security Inc.
Consolidated Statements of Operations

	Nine Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,473,518	$5,043,622	$702,574	$984,057
Cost of revenues	3,333,277	3,890,645	441,122	733,423

Gross profit	1,140,241	1,152,977	261,452	250,634

Research and development	113,422	159,100	27,834	49,998
Selling, general and administrative expenses	1,181,634	1,803,302	343,639	666,603
Stock based compensation	15,899	150,337	9,127	89,250

Loss from operations	(170,714)	(959,762)	(119,148)	(555,217)

Other (income) expense
Interest expense	241,909	104,061	79,559	46,252
Interest income	-	(2,638)	-	-
Minority interest in subsidiary loss	(4,464)	(28,784)	-	(1,444)
Amortization of beneficial conversion feature on convertible debt	29,660	8,335	9,742	8,335

Total other (income) expense	267,105	80,974	89,301	53,143

Loss before income taxes	(437,819)	(1,040,736)	(208,449)	(608,360)

Income taxes	-	-	-	-

Net loss before dividends	(437,819)	(1,040,736)	(208,449)	(608,360)

Dividends related to convertible preferred stock	74,173	257,997	24,977	23,053

Net loss attributable to common shareholders	$(511,992)	$(1,298,733)	$(233,426)	$(631,413)

Net loss per share:
Basic	$(0.06)	$(0.16)	$(0.03)	$(0.07)
Diluted	$(0.06)	$(0.16)	$(0.03)	$(0.07)

Weighted average number of
common shares and equivalents:
Basic	8,726,521	8,275,214	8,732,490	8,706,290
Diluted	8,726,521	8,275,214	8,732,490	8,706,290

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Nine Months
	Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(437,819)	$(1,040,736)
Adjustments to reconcile loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	303,414	241,199
Stock based compensation	15,899	150,337
Minority interest in subsidiary loss	(4,464)	(28,784)
Amortization of beneficial conversion feature on convertible debt	29,660	8,335
Foreign currency translation adjustments	-	5,780
Increase (decrease) in cash attributable to changes in assets and liabilties
Accounts receivable	960,589	(581,809)
Inventory	156,092	(61,764)
Other current assets	(64,659)	(91,340)
Other assets	(633)	32,624
Accounts payable and accrued expenses	(449,178)	803,205
Payroll taxes payable	(20,490)	5,117

Net cash provided by (used in) operating activities	488,411	(557,836)

Cash flows from investing activities:
Acquisition of property, equipment and software development	(100,463)	(227,235)

Net cash used in investing activities	(100,463)	(227,235)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	54,400
Repayment of short-term borrowing	(518,866)	-
Certificate of deposit redeemed (purchased)	-	253,084
Net proceeds on 8% convertible debenture	-	831,534
Payments on long-term debt	(24,750)	(608,131)
Loans from officers and shareholders - net	161,313	77,488

Net cash provided by (used in) financing activities	(382,303)	608,375

Net increase (decrease) in cash and cash equivalents	5,645	(176,696)

Cash and cash equivalents at beginning of period	25,013	221,293

Cash and cash equivalents at end of period	$30,658	$44,597

Noncash financing and investing activities:
Stock issued in lieu of amounts payable	$44,710

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$265,909	$104,061
Taxes	$-	$4,968

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

Note 2 - Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

Note 3 - Earnings Per Share

In determining basic or diluted earnings per share (EPS), the effects of dividends related to the Company's Series A convertible preferred stock is added to the net loss.

Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, par value $0.001 (the “Common Stock”) of the Company, but only if dilutive. The following securities have been excluded from the dilutive per share computation, as they are anti-dilutive.

	2007	2006
Stock options	1,956,500	1,524,500
Warrants	2,803,397	2,246,875
Convertible debentures	1,333,333
Convertible Preferred Stock	1,753,224	1,304,236

Note 4 - Inventories

Inventories consist of the following:

	March	June
	2007	2006
Raw materials	$387,376	$415,590
Work-in-process	457,560	343,361
Finished goods	1,304,861	1,544,938
	$2,147,797	$2,303,889

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied in the period.

	Nine months	Three months
	Ended March 31, 2006
Net loss, as reported	$(1,298,733)	$(631,413)
Add: Employee stock based compensation expense, as reported, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,199,069)	—

Pro forma net loss	$(2,497,802)	$(631,413)

Basic and diluted loss per share, as reported	$(.16)	$(.07)
Basic and diluted loss per share, pro forma	$(.30)	$(.07)

The weighted average per share fair value of options granted during the nine months ended March 31, 2007 was $0.47. The fair value of each option granted was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions; volatility of 132.54%, expected life of options of 4.9 years, risk free interest rate of approximately 4.54% and a dividend yield of 0%. The weighted average per share fair value of options granted during the nine months ended March 31, 2006 was $1.02. The fair value of each option granted was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions; volatility of 140.60%, expected life of options of 5 years, risk free interest rate of approximately 4.39% and a dividend yield of 0%.

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

Note 6 - Short-Term Borrowing

In April 2006 the Company entered into a Factoring, Loan and Security Agreement (the "Agreement") with a financing company. The Company may terminate the Agreement by giving the financing company 30 days notice. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company. Advances are made on 95% of approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. As such, the advances have been classified as short-term secured borrowings in accordance with FAS 140 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". As of March 31, 2007, the Company had no outstanding borrowings under the Agreement.

Note 7 - Strategic Transactions

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

•
The issuance to Hyundai of a warrant (the "Warrant") to purchase, at a per share exercise price of $0.01, up to a number of shares of the Company’s Common Stock that, when added to the Escrow Shares (as defined below), equals fifty percent (50%) of the then-outstanding Common Stock, with the vesting of the right to purchase shares subject to the gross profit generated from the Sub-Contract. Under the terms of the Warrant and the Sub-Contract, the Company is to be credited with seventy percent (70%) of such gross profits and Hyundai is credited with thirty percent (30%) of such gross profits (the "Hyundai Gross Profit Allocation"). Under the agreements with Hyundai, as amended on March 15, 2007, , the Warrant will vest with respect to one share of Common Stock for each forty cents ($0.40) credited to Hyundai pursuant to the Hyundai Gross Profit Allocation.

•
The provision by Hyundai to the Company of $1.2 million (the “Repurchase Funding”) in order for the Company to repurchase the outstanding Senior Secured Convertible Debentures it issued in January 2006. Under the terms of the agreement with Hyundai, in December 2006 the Company issued into escrow to Hyundai 4.8 million shares of its Common Stock. Under the terms of the agreements with Hyundai, upon Hyundai's provision of the Repurchase Funding, 3 million shares will be delivered out of escrow to Hyundai, and the remaining 1.8 million shares will be delivered out of escrow to Hyundai at such time as the Company receives purchase orders or other indicia that shall provide the Company's Board of Directors with the comfort, in its sole discretion, that Hyundai is living up to the terms of the Sub-Contract. While the agreements with Hyundai contemplated that the Repurchase Funding would be completed by January 15, 2007, it did not occur by that date or by mutually agreed upon subsequent dates. On March 15, 2007, the Company, Hyundai and the escrow agent entered into an Amendment and Mutual Release pursuant to which each of the above-named parties released the others from any potential claims arising from Hyundai’s failure to provide $1.2 million of funding that had previously been contemplated by the Repurchase Funding and the escrow agent returned to the Company the 4.8 million shares of the Company’s Common Stock. Upon return, these shares were cancelled and returned to treasury. The Amendment and Mutual Release did not otherwise affect the parties’ rights and obligations under the Sub-contract under which Hyundai has agreed to provide the Company with at least $25 million of business on or prior to June 30, 2008.

Note 8 - Subsequent Event

•	Officers’ loans have increased in the 2007 period by $161,313 to $777,736. In April 2007, $150,000 in officers’ loans were converted in to 200,000 shares of common stock.

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

We market our products domestically and internationally to:

•	national and local government entities including the U.S. Department of Defense (DoD) and U.S. Department of Energy (DoE),

•	large chemical and petrochemical facilities and major office complexes,

•	energy facilities, including nuclear power stations, power utilities and pipelines,

•	commercial transportation centers, such as airports and seaports and

•	water and agricultural resources including reservoirs, dams, fish hatcheries and rivers.

•	border security programs addressing both CONUS and OCONUS.

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

We believe that we have developed a superior reputation as a provider of integrated security systems since our inception in 1976 because we:

•	offer the complete range of solutions-driven responses to accommodate our customers' needs;

•	offer technologically superior products;

•	are able to design, engineer and manufacture systems customized to our clients' specific requirements;

•	deliver systems that are easy to operate and maintain while providing superior life cycle cost performance compared to systems offered by competitors;

•	have established solid credentials in protecting high value targets; and

•	offer customers perhaps the best warranty in the industry.

During the recently completed quarter, we revised and updated certain agreements that can potentially result in significant business for us. In December 2006 we entered into an agreement with Hyundai Syscomm Corp., a California based company (“Hyundai”) engaged in wireless mobile communications equipment, pursuant to which Hyundai is to provide to us at least $25 million of purchase orders for security worthy assets (including video surveillance systems) on terms beneficial to both parties on or prior to June 30, 2008. We entered into the agreements with Hyundai to explore the possibilities open to us in the Asian markets, where we do not have a significant presence.

In addition to the agreements with Hyundai, in April 2007 we received notice from Lockheed Martin Information and Technology Services that we have been awarded one of four prime contracts by the U.S. Navy on the Anti-Terrorism Force Protection (ATFP) NAVFAC Program to secure 54 United States naval bases over five (5 years. This program includes a 40% “Qualified Small Business Set Aside.” The Department of Defense has earmarked $100,000,000 in funding under this program for fiscal 2008. Task orders are expected to be issued in the quarter beginning July 1, 2007. Lockheed Martin has already submitted subcontract agreements to ECSI as a key small business team member on this five-year security upgrade program.

Further, the Company has entered into a NDA as a Small Business technology supplier with Raytheon Corp. on the U.S. Navy Five (5) year ATFP- NAVFAC program addressing CONUS-OCONUS facilities. The Company has also entered into a NDA and Technology Supply Agreement with Vindicator, a wholly owned subsidiary of Honeywell Corp. for two of its proprietary product lines.

The United States Air Force has issued additional task orders to the Company in excess of $1 million under the existing IBDSS contract which we anticipate will be shipped and invoiced toward the end of our 2007 fourth fiscal quarter (which began on April 1, 2007) and the first quarter of our fiscal year 2008 (which will begin on July 1, 2007).

We entered into a teaming agreement with KBR - E2 - SGE to pursue the DoE-NNSE Second Line of Defense program for installation of our core security technologies for port security worldwide. In addition, we also entered into a teaming agreement with Secure Global Engineering (SEG) to supply security technologies for United States embassies worldwide.

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

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2007 ( the “2007 Period”) Compared to Nine Months ended March 31, 2006 (the “2006 Period”) and Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

REVENUES. We had net revenues of $4,473,518 for the 2007 Period as compared to net revenues of $5,043,622 for the 2006 Period, representing a decrease of approximately 11%. Net revenues for the three months ended March 31, 2007 were $702,574 as compared to $984,057 for the corresponding three months in 2006. The decrease in net revenues during the 2007 Period as compared to the 2006 Period is primarily attributable to the Company’s commitment to achieve an increase in commercial industrial contracts which are expected to yield higher gross margins than the government contracts entered into during the 2006 Period. The decrease in net revenues during the three months ended March 31, 2007 as compared to the corresponding three-month period in 2006 is primarily attributable to the Company meeting its objectives in delivering manufactured product at higher gross margins rather than higher sales at lower gross margins.

GROSS MARGINS. Gross margins for the 2007 Period were 25% of revenue as compared to 23% of revenue for the 2006 Period and 37% of revenue for the three months ended March 31, 2007 as compared to 25% for the corresponding three-month period in 2006. The increase in gross margins for each of the 2007 Periods and the three months ended March 31, 2007 as compared to the corresponding periods in 2006 is primarily attributable to an increase in commercial industrial project sales and an increase in the order mix of our manufactured products having higher gross margins during each of the periods in 2007. In the corresponding periods in 2006 we performed a greater percentage of lower gross profit generating activities such as government task orders and outside purchased equipment.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems as well as new product development work on the Sentinal water technologies. Research and development expenses for the 2007 Period and for the three months ended March 31, 2007 were $113,422 and 27,834, respectively, as compared to $159,100 and $49,998 for the corresponding periods in 2006. The decrease in research and development expenses during each of the periods in 2007 compared to the corresponding periods in 2006 is primarily attributable to the completion or termination of certain research and development programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 2007 Period and for the three months ended March 31, 2007 were $1,181,634 and $343,639, respectively, as compared to $1,803,302 and $666,603 for each of the corresponding periods in 2006. The decrease in selling, general and administrative expense during the 2007 periods is attributable to a reduction in general and administrative as a result of cost reduction initiative that were put into place during the 2006 Period with respect to the operations of our wholly-owned subsidiary, Clarion Systems, Inc. and our operations in the Middle East.

STOCK BASED COMPENSATION. In the 2007 Period, we issued stock options to our directors and various employees valued at $215,000. The value of these options is being amortized over their two year vesting period. In the 2006 Period, we issued immediately vested stock to various consultants and to the directors that were valued at $150,337 at the time of issuance. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INTEREST EXPENSE. Interest expense in the 2007 Period was $241,909 as compared to $104,061 incurred during the 2006 Period. The increase in the 2007 Period is attributable to the higher average amount of outstanding debt balances. Included in interest expense in the 2007 Period is $104,106  of amortization of deferred finance costs relating the offering costs and the value of the warrant issued in the private placement in January 2006 of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance in January 2006 of our convertible debentures to reflect the beneficial conversion feature of the debt and the amortizing this amount to the date of maturity. In the 2007 period the Company recorded amortization of $29,660 .

MINORITY INTEREST IN SUBSIDIARY LOSS. The minority interest in the loss attributable to the foreign subsidiary was $4,464 for the 2007 Period as compared to the $28,784 for the 2006 Period. This decrease was due to the reduction in overhead and general operating expenses.

NET LOSS. Net loss before deemed dividends related to preferred stock for the 2007 and 2006 Periods is $(437,819) and $(1,040,736), respectively. The net loss before deemed dividends, for the three months ended March 31, 2007 was $(208,449) and a net loss before deemed dividends of $(608,360) for the corresponding period in 2006.

DIVIDENDS RELATED TO PREFERRED STOCK.

In July 2005, we declared and paid dividends equal to $153,042 on our Series A Convertible Preferred Stock for the years ended March 31, 2004 and 2005. The dividend was paid by the issuance of 99,378 shares of our Common Stock.

We also recorded dividends totaling $74,173 on our Series B Convertible Preferred Stock in the 2007 Period and $257,997 in the 2006 Period. In lieu of a cash payment we have elected under the terms of the agreement which sold these securities to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of approximately $2.35million compared to approximately $2.36million at June 30, 2006. Net cash provided by operating activities for the 2007 period was $488,411 as compared to net cash used by operating activities of $(557,836) for the 2006 period.

Inventory has decreased by $156,092 during the nine months ended March 31, 2007 but has still remained relatively high in anticipation of shipments for committed projects.

Accounts receivables have decreased although days sales outstanding (DSO) were 130 days at March 31, 2007 as compared to 97 days at June 30, 2006. This is due to certain payments and retainage on the Tinker Air Force Base work being held until final completion of projects , which is expected to occur in the first quarter of fiscal year 2008.

Accounts payable and accrued expenses have decreased by $449,178 to approximately $1.4 million for the nine months ended March 31, 2007 as payments to vendors have been increased to match the corresponding increase in collection of accounts receivables.

Investing activities for the 2007 period included the purchase of equipment and software required to upgrade two major product lines at a cost of $100,463 . We do not have any material commitments for capital expenditures going forward.

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

In April 2006 we entered into a factoring, agreement with a financing company. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company and advances are made on 95% of approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. The agreement may be terminated by giving the financing company 30 days notice. As of March 31, 2007, there were no outstanding advances under the program.

Remaining long-term bank debt in the aggregate amount of $29,410 at March 31, 2007 is payable in monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum. This outstanding debt is attributable to the Asset Purchase of Clarion Sensing Systems.

Officers’ loans have increased in the 2007 period by $161,313 to $777,736. In April 2007, $150,000 in officers’ loans were converted in to 200,000 shares of common stock.

We did not realize any proceeds from the exercise of outstanding stock options and warrants in the 2007 Period and $54,400 in the 2006 Period.

We expect that cash on hand together with anticipated collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our President and Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended April 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

ECSI v. Bennett Plastics, Inc.

In our Annual Report on Form 10-KSB for the year ended June 30, 2006, we disclosed that on June 14, 2006, ECSI filed suit against Bennett Plastics claiming that it was owed, as of that date, $223,090.37 on the basis of defective products provided by Bennett Plastics pursuant to a subcontract with ECSI. Bennett Plastics has filed its answer denying allegations and discovery is proceeding.

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Title

10.1	Amendment and Mutual Release among Electronic Control Security Inc., Hyundai Syscomm Corp. and Hirshfield Law dated as of March 15, 2007. *

31	Rule 13a - 14(a) Certification of Principal Executive Officer and Principle Financial officer

32	Section 1350 Certification of Principal Executive Officer and Principle Financial officer

* Filed as an exhibit to our Current Report on Form 8-K filed on March 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date: May 11, 2007	By:	/s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer (duly authorized officer; principal executive officer, and principal financial and accounting officer)