Form 10KSB
period 2007-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2007-09-28
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  to .

Commission File Number: 0-30810

ELECTRONIC CONTROL SECURITY INC.

(Name of Small Business Issuer in Its Charter)

New Jersey	22-2138196
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

790 Bloomfield Avenue, Clifton, New Jersey	07012
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (973) 574-8555

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$0.001 Par Value Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒.

State the issuer's revenues for its most recent fiscal year: $5,600,598

As of September 27, 2007, there were 8,723,601 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was $4,546,802. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

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

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

i

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

ii

PART I

Item 1. Description of Business

Overview

Electronic Control Security Inc. designs, develops, manufactures and markets technology-based integrated security systems. We also provide consulting services consisting of risk assessment and vulnerability studies to ascertain a customer's security requirements in developing a comprehensive risk management and mitigation program, as well as product design and engineering services, and support systems integrators and dealer installers providing the same services. We market our products domestically and internationally to:

•	national and local government entities including the Department of Defense (DoD) and Department of Energy (DoE);
•	large chemical and petro chemical facilities and major office complexes;
•	energy facilities, including nuclear power stations, power utilities and pipelines; and
•	commercial transportation centers, such as airports and seaports;
•	border security and border crossing inspection stations; and
•	water and agricultural resources including reservoirs, dams, fish hatcheries and rivers.

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

We believe we have developed a superior reputation as a provider of integrated security systems since our inception in 1976 because we:

•	offer a complete range of solutions-driven responses to accommodate our customers' needs,
•	offer technologically superior products,
•	are able to design, engineer and manufacture systems customized to our customers' specific requirements,
•	deliver systems that are easy to operate and maintain while providing superior life cycle cost performance compared to systems offered by our competitors,
•	have established solid credentials in protecting high value targets, and offer our customers what we believe may be the best warranty in the industry.
•	are ISO 9001:2000 registered and will seek to maintain our ISO status

Security Industry Overview

The Security Institute of America estimates that the worldwide market for security products and services in 2008 will exceed $145 billion. The industry encompasses a wide ranging, highly fragmented group of product and service providers which includes entities that market comprehensive security systems and offer security consulting services, dealers/installers, small single product companies, equipment manufacturers, consultants and systems integrators.

We believe the security industry has experienced significant growth over the last decade, both in the total dollar amounts generated from sales and the number of entrants offering security related products, and continues to grow rapidly because:

•	western nations have been the target of high profile terrorist attacks over the last several years that have squarely focused attention on security issues and threat mitigation;

•	perimeter security for airports, maritime, chemical, transportation, energy and pharmaceutical facilities has been mandated by Homeland Security;
•	newer, more effective and efficient security equipment incorporating advancements in security technology is replacing obsolete equipment;
•	advanced electronic communications systems have created a growing need for information technology security to prevent the misuse of proprietary information and other intellectual property; and
•	private industry is operating in more remote geographic locations and higher risk environments.

Products, Systems and Technologies

The services and technologies required to create a secure environment must address the entire range of security concerns that challenge government and commercial institutions, including the protection of:

•	life;
•	tangible assets, such as buildings, vessels and personal possessions;
•	intangible assets, such as intellectual property, sensitive research and other confidential information; and
•	electronic data and information technology.

Integrated security systems are comprised of one or more subsystems and components that perform a variety of security functions for a facility or group of facilities under the direction of a single command center and communication network. We offer both integrated, turnkey security solutions that incorporate many of our systems, and stand alone systems that comprise an individual technology.

The integrated security systems and/or stand alone products we market include:

•	Computer Based Command, Control and Communications Networks. The command network consists of a central processor, a common database and software that links various subsystems and components, allowing them to communicate with each other, and integrates the subsystems and components into a single system.
•	Intrusion Detection Systems. Fixed location and rapid deployable infrared and fiber optic perimeter intrusion detection systems that detect an intruder passing through the sensors.
•	Video Motion Detection and Assessment Systems. As an adjunct to our perimeter intrusion detection systems, we offer video surveillance equipment using closed circuit television cameras, digital processing and fiber optic links to monitor and assess the nature of an annunciated threat at the control center.
•	Electronic Surveillance System. This system creates a detection and verification band outside and parallel to a secured perimeter and is geared toward high-level security demands such as border control, military bases, power stations, oil and gas storage facilities, nuclear power plants, industrial sites, prisons and airports with high-level security demands.
•	Ordnance Flash Detection System. Our VIPER technology is a muzzle flash detection system that detects and locates the discharge of firearms and provides an immediate counter fire response.
•	Environmental Monitoring Systems. Our Sentinal(TM) system remotely monitors drinking water quality throughout the water distribution system to detect and instantly report the evidence of chemical, biological, or radiological contamination.
•	Computer Intrusion Detection Equipment. An information technology security system designed to protect computer local area networks (LANs) from illegal access via the Internet or by persons seeking to breach the LANs hard wiring.

In order to provide clients with the highest quality and most advanced systems, we incorporate technologies and products developed and manufactured by us or that have been licensed from other entities. Frequently, we enter into technology transfer agreements covering the technologies or products to be used so that we may design and execute the best possible security solutions for a client within the confines of their security budget. Products incorporate state-of-the-art components that can be configured into flexible systems tailored specifically to meet the needs of risk mitigation in high threat environments.

We believe that the products we offer are qualitatively comparable to or more effective than those offered by our competitors because our products:

•	provide low nuisance and false alarm rates;
•	are reliable in virtually any environmental condition;
•	in many cases can be user specified and adapted to their environment; and
•	are subject to low installation and maintenance costs.

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

Consulting Support Services

The consulting support services we provide our dealer/installers and system integrators are an integral part of the security solution. Effective and efficient use of technology can be achieved only if properly utilized. Toward that end, we:

•	assist our customers if requested to conduct risk assessment, vulnerability and criticality studies to ascertain their security requirements and develop a comprehensive risk management and mitigation program; and
•	provide security system design support services.

Our support services generally represent the first steps in assisting the dealer/installer or systems integrator to develop a security solution. The risk assessment, threat, vulnerability and criticality analyses the system integrator utilizes allow us to help develop effective responses and programs necessary to address and mitigate the range of threats, and to implement the appropriate solutions.

Our customers benefit from an integrated, interactive process to determine levels of risk. The systems integrator consults with our design staff to determine systems configurations and human operation requirements that will provide the most cost-effective options for mitigating risk. Our security engineers are technically accomplished and fully familiar with the latest trends in planning, programming, and designing systems utilizing standard peripheral components, mini/micro architecture, and “user friendly” software/ firmware applications. Many of our security engineers have the federal government's highest security clearances.

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

Product Design

We design and develop new products based upon market requirements and as deemed necessary to007A meet clients' specific needs. We research and assess threat and vulnerability issues and design and engineer our products in-house, with outside consultants as necessary, and in conjunction with joint venture partners to meet the needs of clients based upon the results of such research. We investigate new and emerging technologies that have application in the security industry and seek to license these technologies which we then incorporate into our product line.

Markets for Our Products

We have identified a number of markets for our products and have developed programs to gain access to those target markets. Generally, private industry and government facilities that possess sensitive information, valuable assets or by virtue of the nature of their business may be subject to terrorist threats, recognize the need to implement security measures to protect personnel and property. In many instances, laws have been enacted and mandates decreed for compliance with some minimum-security standards. Airport security is a prime example. We target these entities as well as entities where we can demonstrate the need for security measures.

Primary markets that we target include:

•	the U.S. Government, its agencies and departments, including the Department of Defense and the Department of Energy;
•	large industrial facilities, including pharmaceutical companies and major office complexes;
•	energy facilities, including nuclear power plants, utilities, chemical-petrochemical pipelines;
•	commercial aviation and maritime facilities;
•	rail transportation; and
•	foreign/export opportunities in all of the above-targeted areas.

The U.S. Government, along with many of its agencies and departments, represents a significant market for our products. We actively market our products to the following U.S. Government agencies, all of which have purchased our products in the past and continue to be among our top customers:

•	The U.S. Department of Defense and a number of its subdivisions have been using our products for force and asset protection at numerous military bases and air force installations around the world. Certain of our products have been certified and included as part of the government's tested and approved technologies.
•	The U.S. Department of Energy, in connection with the clean-up and operation of military bases and government-owned nuclear processing facilities, offers an expansive and varied market. We are involved with the supply and support services at nine sites on an ongoing basis.
•	The Department of Transportation includes airports, trucking and distribution centers and marine terminals. Our products and systems directly apply to the security needs of this multi-billion dollar market opportunity.

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

Large Industrial Facilities and Major Office Complexes. These types of facilities, such as pharmaceutical companies, frequently house sensitive data where research and product development occur and are likely to acquire integrated security packages to create a “smart building.” The technologies required to create a smart building in today's environment must address life, safety, power, lighting, information technology protection and other security systems to create a normal yet secure environment for employees, visitors and service personnel.

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

Commercial Aviation, and Maritime Transportation. Infrastructure security has been at the forefront of security consciousness for many years. The federal government appropriated significant funds for the acquisition and installation of new, high-technology security systems at these facilities. There are approximately 1,200 facilities in the U.S. that the Federal Aviation Agency has identified and mandated for perimeter and access control security systems upgrade to be completed over the next several years and we will bid to provide products and services to many of these sites.

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

The primary goals of our marketing strategy are to:

•	broaden the base of potential clients, and
•	demonstrate the efficacy of our products.

We have entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords the Company and our products added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects. During fiscal 2007, we entered into teaming agreements with SecurWave of Englewood, FL, Finex Trade LLC of Mexico City, Mexico, Suntech Corporation of Central and S. America.

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

Business Growth Strategy

In order to achieve a sustainable and continuous growth rate, we believe that we must devote additional resources to marketing and product development. Specifically, we have or intend to:

•	Expand our base of dealers/installers/integrators worldwide. This is an effective and cost efficient means of increasing sales. These entities serve as our local agents to market products and provide customer support. Furthermore, these entities are familiar with local laws and frequently have local contacts in government and business at decision-making levels.
•	Expand our global presence. We formed a subsidiary in the Middle East to represent and support product sales. We entered into sales agreements with a number of multi-national companies to represent and support their products as well. Management believes the Mid-East operation will provide access to potential projects in Africa, India and Eastern Europe.
•	Design and develop new systems. We will continue to develop new security systems to expand our portfolio of proprietary products. We believe that this will help us to open up new markets and retain our position as a leading edge provider of technology based security equipment and increase interest in the Company.
•	License new and emerging technologies. We will continue to identify, analyze and acquire new and emerging technologies for application in the security industry. We will seek to acquire technologies that will enhance our existing systems and develop new products.
•	Upgrade existing products. We have and will continue to upgrade existing products to take advantage of technological advancements to ensure they remain state-of-the-art.

Customers

We provide products and services to certain customers who maintain their own integration engineering and installation departments. During the past five years we have provided products to approximately 50 nuclear power stations, Department of Energy and other government agencies covering over 220 projects.

Given the nature of our customers and products, we receive relatively large orders for products and services from a relatively small number of customers. For the fiscal year ended June 30, 2007, the United States Air Force, Stratos Global Corp., Duke Energy Corporation, and Department of Energy accounted for 40%, 25%, 15% and 10%, respectively, of our net revenues. In fiscal year 2006, the United States Air Force and Duke Energy Corporation, accounted for 85% and 10%, respectively, of our net revenues.

Competition

As the public and private sectors become increasingly concerned with security issues, we believe that the security and anti-terrorism industry will experience substantial growth. Competition is intense among a fragmented and wide ranging group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting, engineering and design firms and others that provide individual elements of a system. Many of our current and potential competitors possess greater name recognition and financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than we can. Because of growth in the marketplace, we anticipate increased competition from other sources, ranging from emerging to established companies. We believe that the principal factors affecting competition in the industry include applied technology, product performance, price and customer service. We cannot be certain that we will be able to compete successfully in the future against existing or potential competitors.

We believe we are able to sustain our competitive position in the industry because:

•	our principal officers, security analysts, design personnel and sales persons have an aggregate of over 200 years of experience in the security industry;
•	we have the ability to analyze security risks, design, engineer and manufacture products customized to a client's requirements;
•	our products address a wide range of security requirements;
•	our products are among the most technologically advanced and the highest quality available;
•	our products are flexible in that many of them can be configured and customized to meet a client's specific needs and can be integrated with each other in new or existing security systems;
•	our products are reliable, and relatively easy and inexpensive to install and maintain; and
•	we have been successful in teaming with large multinational companies to market and incorporate our products into their product offerings, thereby contributing to the credibility and efficacy of our products.

Manufacturing

We maintain manufacturing operations at our facilities in New Jersey, Alabama and Indiana. These activities include the procurement of materials, product assembly and component integration, product assurance, quality control and final testing. Our manufacturing facilities in New Jersey were inadequate to satisfy the anticipated demand for our products under the USAF contract award. Therefore, in July 2004, we leased an additional 2,600 square feet of manufacturing space that became available bordering our premises affording us the flexibility to enlarge our manufacturing facilities, increase equipment and hire additional personnel as required to fill orders for product without undue delay.

To date, compliance with environmental laws has not impacted our manufacturing or other operations, although there can be no assurance that this will continue to be the case.

We purchase the individual components that comprise our products or subcontract the manufacture of specific subsystems to third parties. We believe that we are not overly dependent on any one supplier for the components of our products. In the event of any disruption in supply or discontinuation of production by any of our present suppliers, we believe that the components used in our products are available from numerous sources at competitive prices. Various aspects of the software programming required in connection with our computer products are designed and written by in-house personnel or are subcontracted to third parties.

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

We obtained trademarks in the United States, South Korea, United Kingdom and Saudi Arabia for “FOIDS(R)” (Fiber Optic Intelligent Detection System); “IPID(R)” (Infrared Perimeter Intrusion Detection);

“RDIDS(R)” (Rapid Deployment Intrusion Detection System); “IDMS(R)” (Intrusion Detection & Monitoring System); LanData Secure (LAN and WAN Security Monitoring); Sentinal and GammaShark. We have also filed for trademarks in other countries.

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

Research and Development

The forces that drive the design and development of new products include the need to meet new security threats, incorporate newly developed technologies and satisfy a client's unique security requirements. We research and assess threat and vulnerability issues at selected facilities within our target markets and design and engineer products in-house with outside consultants as necessary and in conjunction with joint venture partners, to meet the needs of clients based upon the results of such research. We investigate new and emerging technologies in the security industry and seek to license certain technologies which we then incorporate into our products.

During the years ended June 30, 2007 and 2006, we expended $141,256 and $207,048 respectively, on research and development activities.

Product Warranty

IPID(R) sensors are warranted for ten (10) years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted for one year from date of purchase. FOIDS(R) processors are warranted for a ten (10) year period. For the years ended June 30, 2006 and 2005, net expenses attributable to warranties were material. A supplier produced and delivered defective sensor housings which were not immediately evident but were discovered only after they were fully assembled, shipped and installed at various sites. We replaced over 950 sensors during fiscal 2006 and 2007. The Company has incurred approximately $210,000 in direct costs for fiscal 2007. We have filed suit against the housing manufacturer seeking in excess of $530,000 in damages, and plan to seek additional damages. We believe the problem has been defined and resolved.

Technology Licensing Arrangements

As we endeavor to design and manufacture the most effective and efficient technology based security solutions, we review and investigate new and emerging technologies that have application in the security industry. Frequently, we seek to incorporate these technologies into our systems. We are party to agreements to use certain technologies including licenses with ATC, Vindicator/Honeywell and Hyperdyne, Inc.

Employees

As of September 22, 2007, we employed 21 people on a full-time basis including six design and engineering staff, five manufacturing and assembly employees, three marketing employees, two project managers and five administrative employees. A number of employees serve in multiple capacities. For example, Arthur Barchenko serves as our President but is also an integral member of our marketing team. Our manufacturing staff may oversee site installation of the products.

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

Some of our contracts are subject to cancellation by clients upon short notice with little or no penalty so we cannot be certain that our backlog will be filled. The contracts we enter into with government entities are often awarded prior to legislative funding appropriations to support those contracts. Consequently, the entire amount of orders and contracts received from these entities may never be funded. If a substantial portion of our backlog orders are cancelled, our business, operating results and financial condition could be materially and adversely affected. In addition, the cancellation of a substantial portion of booked orders would negatively impact other areas of our business. For example, if we have booked orders from a large customer and the customer cancels their order, it would greatly affect our operating results for the period during which we would have recognized revenues from that customer. This could cause our stock price to fluctuate and make it difficult to evaluate the Company. Moreover, cancellation of a booked order after we have ordered components and materials to manufacture systems could result in the Company having excess inventory with no corresponding income.

During the fiscal year ended June 30, 2007, four customers accounted for substantially all of our revenues, with the United States Air Force, Duke Energy Corporation Stratos Global Corp. and Department of Energy accounting for 40%, 15%, 25%, and 10% respectively, of net revenues. A substantial decrease in revenues generated from contracts for these customers could have an adverse effect on our business unless we were able to identify other customers. For the fiscal year ended June 30, 2006, the United States Air Force accounted and Duke accounted for approximately 85% and 10%, respectively, of our net revenues. If we are unsuccessful in diversifying our customer base, we may experience a significant decrease in business resulting in a material adverse effect on our financial condition and results of operations.

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

Our senior secured convertible debentures contain numerous events of default and covenants. Events of default under the debentures include:

•	failure to pay principal or any premium on any debenture when due,
•	failure to pay any interest, late fees or liquidated damages on any debenture after a period of three trading days,
•	failure to perform other covenants under the debenture that is not cured by the earlier of seven trading days after notice by holder or 15 trading days after we are aware of such default,
•	default under the other financing documents that is not cured by the earlier of five trading days after notice or ten trading days after we aware of such default,
•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect, or certain events of bankruptcy or insolvency of us or any of our subsidiaries, or any default by us or our subsidiaries under any instrument in excess of $150,000 that results in such obligation becoming due and payable prior to maturity,
•	our becoming party to a change of control transaction, or disposing of greater than 40% of our assets or redeeming more than a de minimus number of outstanding equity securities,
•	if, during the effectiveness period of the registration statement for the resale of the Common Stock underlying these securities (which registration statement was declared effective in March 2006), the effectiveness of the registration statement lapses for any reason or the holder shall not be permitted to resell registrable securities under the registration statement, in either case, for more than 30 consecutive trading days or 60 non-consecutive trading days during any 12-month period, subject to certain limited exceptions, and
•	failure to deliver common stock certificates to a holder prior to the fifth trading day after a debenture conversion date.

Upon an event of default, the outstanding principal of the debentures plus all accrued and unpaid interest shall become immediately due and payable to the holders of the debentures.

The debentures contain various covenants that limit our ability to:

•	incur additional debt, other than permitted debt as defined in the debenture,
•	incur specified liens, other than permitted liens as defined in the debenture,
•	amend our certificate of incorporation or by-laws in a material adverse manner to the holder, or
•	repay or repurchase more than a de minimus number of shares of common stock.

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

Our products and services are designed for medium to large commercial, industrial and government facilities, such as military installations, office buildings, nuclear power stations and other energy facilities, airports, correctional institutions and high technology companies desiring to protect valuable assets and/or prevent intrusion into high security facilities. Given the nature of our products and customers, sales cycles can be lengthy as customers conduct intensive investigations of specific competing technologies and providers. Moreover, orders received from governments may be subject to funding appropriations, which may not be approved. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control.

We anticipate that business from projects outside the United States will comprise an increasing part of our business and, accordingly, we are subject to risks associated with doing business outside the United States.

During the fiscal years ended June 30, 2007 and 2006, we generated approximately 20% and 3%, respectively, of our business from projects outside the United States. However, we anticipate that the revenue portion from overseas operations will significantly increase during fiscal 2008. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

•	unexpected changes in or impositions of legislative or regulatory requirements;
•	potential hostilities and changes in diplomatic and trade relationships; and
•	political instability.

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

We rely on third parties for key components used in our products.

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

Risks Relating to Our Common Stock

We have outstanding two classes of preferred stock which have preference over the common stock as to dividends and liquidation distributions, among other preferential rights.

As of the date hereof, we have issued and outstanding 325,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 791 shares of Series B Preferred Stock (which together with the Series A Preferred Stock is referred to as the “Preferred Stock”). The Preferred Stock affords holders a preference to assets upon liquidation, a cumulative annual dividend and is convertible into shares of common stock, all of which rights impact the outstanding shares of common stock. The Preferred Stock's right to annual dividends makes less likely the possibility that we will declare dividends on the common stock. In the event of a liquidation of the Company's assets, holders of Preferred Stock will have a right to receive as a liquidation payment any remaining assets of the Company prior to any distributions to holders of the common stock and the holders of the Preferred Stock may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights. In addition, holders of common stock will suffer dilution upon any conversion of the Preferred Stock which could reduce the market value of the common stock.

Our common stock price has fluctuated considerably and may not appreciate in value.

Prices for our common stock has in the past, and could continue to, fluctuate significantly and will be influenced by many factors, including the liquidity of the market for the common stock, investor perception of the industry in which we operate and our products, and general economic and market conditions. Factors which could cause fluctuation in the price of our common stock include:

•	conditions or trends in the industry,
•	failure to keep pace with changing technology,
•	costs associated with developing new products and services,
•	cost associated with marketing products and services may increase significantly,
•	the timing of sales and the recognition of revenues from them,
•	government regulations may be enacted which affect how we do business and the products which may be used at government facilities,
•	downward pressure on prices due to increased competition,
•	changes in our operating expenses,
•	sales of common stock,
•	actual or anticipated variations in quarterly results, and
•	changes in financial estimates by securities analysts.

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

Our common stock may be considered a “penny stock” and may be difficult to trade.

The SEC has adopted regulations that generally define “penny stock” as an equity security with a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share, and therefore may be designated as a “penny stock” according to SEC rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser,
•	receive the purchaser's written agreement to a transaction prior to sale,
•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser's legal remedies, and
•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights.

Our certificate of incorporation authorizes the issuance of up to an additional 3,898,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

The liability of our directors is limited under State of New Jersey corporate law.

As permitted by the corporate laws of the State of New Jersey, our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our by-laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

Item 2. Description of Properties

Our corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where we lease approximately 12,200 square feet of space divided among administrative (2,600 sq. feet) and manufacturing (9,600 sq. feet) space. We have leased this space through April 30, 2008 at a rent of $5,468 per month with an option to renew through April 30, 2018. We also lease approximately 2,500 square feet of manufacturing space at 102 Commerce Circle, Madison, Alabama. We have leased this space through February, 2008 at a cost of $2,200 per month. Our subsidiary, Clarion Sensing Systems, Inc. leases 800 sq. ft. of office space through September 2007 at a cost of $588.00 per month. Clarion is located at 5335 N. Tacoma Avenue, #10, Indianapolis, Indiana.

Item 3. Legal Proceedings

(i) In December 2006, a former employee of our subsidiary, Clarion Sensing Systems, Inc. brought a pro se action against us in the United States District Court in Indianapolis, alleging, among other things, breach of employment contract, and seeking unspecified damages, including unpaid wages, compensatory damages and punitive damages. We filed an answer on May 1, 2007 generally contesting all claims. We believe that we have substantial and meritorious defenses to this claim and intend to vigorously defend our rights.

(ii) In September 2006 Amata Inc. filed suit in Superior Court in New Jersey against us claiming that it is owed $309,046.00 for services provided and additional charges of $217,178.00. The Company filed its answer, denying all claims, and counterclaimed for approximately $180,000. We believe that we have substantial and meritorious defenses to this claim and intend to vigorously defend our rights.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended June 30, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The common stock of the Company trades on the OTC Bulletin Board under the trading symbol EKCS. The prices set forth below reflect the quarterly high and low sales prices for shares of common stock since the Company's stock commenced trading as reported by the National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Closing Bid
	High	Low
Fiscal 2007
April 1 – June 30, 2007	$1.13	$0.62
January 1 – March 31, 2007	$1.00	$0.52
Oct. 1 – December 31, 2006	$0.83	$0.33
July 1 – September 30, 2006	$0.61	$0.42
Fiscal 2006
April 1 – June 30, 2006	$0.95	$0.92
January 1 – March 31, 2006	1.10	0.85
Oct. 1 – December 31, 2005	1.38	0.93
July 1 – September 30, 2005	1.68	1.20

As of September 25, 2007, ECSI had approximately 195 holders of record of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We market our products domestically and internationally to:

•	security system integrators;
•	national and local government entities;
•	large industrial facilities and major office complexes; and
•	energy facilities, including nuclear plants, power utilities and pipelines; and
•	commercial transportation centers, such as airports and seaports.

We believe that we are one of the few true comprehensive security solution providers in the industry. We are able to analyze a security risk and develop security solutions specifically tailored to mitigate that risk, including design, engineering and manufacturing individual components of a system as may be necessary to deliver a fully integrated security system customized to a client’s requirements. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver the integrated platform of design, engineering services and fully integrated security solutions that support their requirements for the completion of a given project.

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

Inventory Valuation — Inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory to identify obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. We do not currently have any reserves against inventory.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience.

Accounting for Income Taxes — We record a valuation allowance to our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $1,649,197 has been recorded against our deferred tax asset at June 30, 2007.

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity. We use the Black-Scholes option-pricing model to estimate the fair value of options. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although we use available resources and information when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation.

Results of Operations

Year Ended June 30, 2007 (“Fiscal 2007 Period”) Compared to Year Ended June 30, 2006 (“Fiscal 2006 Period”)

Revenues. We had net revenues of $5,600,598 for the Fiscal 2007 Period, as compared to revenues of $8,822,090 for the Fiscal 2006 Period, a decrease of approximately 37%. Of the revenues reported in the Fiscal 2007 period, approximately 80% are attributable to domestic projects and 20% are attributable to international projects. The decrease in sales in the Fiscal 2007 Period is primarily attributable to a decrease in purchase orders by the DoD and other IBDSS projects, offset by an increase in higher gross margin private sector purchase orders.

Gross Margins. Gross margins for the Fiscal 2007 Period were 27% of revenue as compared to 13% of revenue for the Fiscal 2006 Period. The increase in gross margins is primarily attributable to an increase in private sector projects as well as an increase in the order mix for higher gross margin products during Fiscal 2007. In the corresponding period in 2006 we performed a greater percentage of lower gross profit generating activities such as outside purchase of equipment for the DoD purchase orders. Despite the increase in gross margin, the Company’s gross margins were still negatively impacted due to continued repair costs for defective sensors delivered by a principal supplier. These sensors had to be reworked and ultimately replaced on two major installations at a cost of approximately $550,000.

Research and Development (R&D). R&D expenses decreased 32% in the Fiscal 2006 Period to $141,256 from $207,048 in the Fiscal 2006 Period. R&D in Fiscal 2007 was for upgrades to existing products and systems and for new product development work on the Fiber Optic Intrusion Detection System (FOIDS(R)), our Infrared Perimeter Intrusion Detection (IPID(R)) System, the Clarion Sentinal(R) technology and the Gamma Shark(TM) product.

Selling, General and Administrative (SG&A). SG&A expenses decreased approximately 22% in the Fiscal 2007 Period to $1,848,297 from $2,373,729 Fiscal 2006 Period. The decrease in the Fiscal 2007 Period is primarily the result of management’s action to increase certain fixed overhead and payroll costs commencing January 1, 2006 to support lower revenues.

Stock Based Compensation. In the 2007 Period, we issued stock options to our directors and various employees valued at $123,705. The value of these options is being amortized over the vesting period of the underlying award. In the 2006 Period, we issued immediately vested stock to various consultants and to the directors that were valued at $150,337 at the time of issuance. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest Expense. Interest expense in the Fiscal 2007 Period was $432,505 as compared to $211,238 for the Fiscal 2006 Period. Included in interest expense is the amortization of deferred finance costs relating the offering costs and the value of the warrant issued on the private placement of the convertible debentures. Amortization expense in the Fiscal 2007 period was $251,499 as compared to $63,776 for the Fiscal 2006 period. The increase is attributable to the fact that the debentures were issued in January 2006 as well as the acceleration of amortization on debt that was converted before the maturity date. The amortization expense amounting to $251,499 on the convertible debentures is non-cash and, therefore, has no impact on cash flow or liquidity.

Minority Interest in Subsidiary Loss. The minority interest in the loss from the foreign subsidiaries was $4,464 for the Fiscal 2007 period and $37,802 for the Fiscal 2006 period. This decrease was due to the reduction in overhead and General Operating Expenses.

Amortization of Beneficial Conversion Feature. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $71,714 upon the issuance of in January 2007 of our convertible debentures to reflect the beneficial conversion feature of the debt and the amortizing this amount to the earlier of the date of conversion or the maturity date. In the 2006 period the Company recorded amortization of $18,186.

Income Tax Benefit. We did not recognize any tax benefits from net operating losses in fiscal 2007 or 2006.

Net Loss. Net loss before dividends for the Fiscal 2007 period was $(1,104,865) as compared to a loss of $(1,736,105) in Fiscal 2006.

Dividends Related to 10% Series B Convertible Preferred Stock.

In July 2005, we declared and paid cumulative dividends equal to $153,042 on our Series A Convertible Preferred Stock for the two years ended March 31, 2005. The dividend was paid by the issuance of 99,378 shares of our Common Stock.

We also recorded dividends totaling $100,050 on our Series B Convertible Preferred Stock in Fiscal 2007 and $132,861 in the Fiscal 2006. In lieu of a cash payment we have elected under the terms of the agreement which sold these securities to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, or cash flow.

Liquidity and Capital Resources

At June 30, 2007, we had working capital of $2.2 million compared to $2.36 million at June 30, 2006. Net cash provided by operating activities for Fiscal 2007 was $543,743 as compared to net cash used by operating activities of $(1,328,807) for Fiscal 2006.

Inventory has decreased by 142,340 in fiscal 2007 and we anticipate a further decrease during the first half of 2008 for shipments on committed projects that have or are being released.

Day's sales outstanding (DSO) were 144 days at June 30, 2007 as compared with 97 DSO at June 30, 2006. This is due to certain payments being held until final completion of projects in fiscal 2007.

Accounts payable and accrued expenses have increased $24,213 in the Fiscal 2007 period as payments to vendors have been made to match the collection of receivables.

Investing activities for fiscal 2007 included equipment and software purchases totaling $128,765, primarily related to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward. Investing activities for fiscal 2006 included $93,675 for product upgrades.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1million in principal amount of our Senior Secured Convertible Debentures (“the Debentures”). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of our Common Stock at a conversion price of $0.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. As of June 30, 2007, approximately $500,000 in principal amount of the Debentures remains outstanding.

In April 2006 we entered into a factoring, agreement with a financing company. All borrowings were secured by outstanding receivables specifically assigned to the financing company. Assigned receivables were at the sole discretion of the financing company and advances were made on 95% of approved receivables assigned. Payments on assigned receivables were received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables were subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made were subject to return and recall by the financing company, respectively. The agreement could be terminated by giving the financing company 30 days notice. In Fiscal 2007 we repaid the balance due under this agreement in the amount of $518,866 and terminated the agreement.

In connection with the Clarion acquisition we assumed an existing loan in the amount of $95,300. The loan is payable in 34 monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum. The balance due at June 30, 2007 is $34,910

In fiscal 2007, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a bearing interest at the rate of 8% per annum. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid in approximately 18 months.

Officer loans have increased in the 2007 period by $6,232. In May 2007, $150,000 of the loan balance was converted into 200,000 shares of the Company's Common Stock.

We expect that cash on hand together with collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

Discussion of Results, Business Outlook and Identifiable Industry Trends

Spending in the security industry has increased over the last year as the U.S. Congress has continued to allocate money to fund homeland security initiatives. We expect this trend will continue for the foreseeable future. As a result, the level of new proposals continues and our committed backlog, including the IBDSS awards from the U.S. Air Force, is the largest backlog in our history. We cannot, however, assure you that we will complete any or all of the orders comprising our backlog within the anticipated time frame. Our experience has taught us that all of these anticipated releases and new contracts are subject to cancellation or delay, thus we cannot be certain as to the total realized revenue amount of our backlog and do not even reference the total dollar amount of our present backlog or submitted proposals.

Our sales dependency has continued to shift from our President and Chief Executive Officer, Arthur Barchenko, to marketing and sales managers to meet our revenue objectives. During the last year, we continued to mitigate the concentration of sales efforts by (i) retaining new personnel and engaging independent contractors to market our products and generate sales opportunities and (ii) expanding sales efforts in geographic regions on which we have not focused our resources in years past such as the Caribbean, Latin America, Egypt and the Middle East, and Africa, where we are developing projects that management believes will result in ongoing revenue.

During the Fiscal 2007 period, we submitted bids on 18 new projects for work to be performed at our Clifton, New Jersey, Indianapolis, Indiana and Madison, Alabama facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by customers upon short notice with little or no penalty, as is typical in our industry.

We believe these steps and others we expect to implement over the course of fiscal year 2008 will help us to achieve revenue stability with improved gross margins and consistent and steady growth in the years ahead.

We are committed to offering our customers comprehensive, integrated security systems that employ the latest technologies and address the most critical security requirements. The security industry continues to evolve rapidly as new technologies are developed specifically to meet security challenges and existing technologies are being adapted for new uses. In addition, the public and private sectors continue to analyze and distinguish new security risks and industry participants seek to develop technologies and products to fill these newly discerned requirements. We remain committed to pursuing teaming and OEM agreements that may add to our revenues and enhance both our product line and, ultimately, our ability to compete in our industry.

Business Outlook

As global economic prospects began to change during 2007, orders and commitments continued to increase. Currently, purchase order commitments continue to grow. However, our historical results have taught us that the release of funds that support contracts and orders may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus we cannot be certain as to the total realized value and revenue which we will generate from committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments sometime within the next 8 to 12 months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

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

Business Approach

Over the last several years we have sought to develop the contacts and relationships through our marketing programs and staff with clearly defined and targeted potential strategic partners. The strategic relationship framework provides a comprehensive and thorough mechanism for developing and implementing corporate strategy. Our advisory board executive committee determined early in our existence that given our size and the criticality of our business situation that the strategic relationship framework would provide us with a non-resource exhaustive and more expedient and efficient means of entering new markets. This approach has met with considerable success and we continue to seek strategic alliances.

We believe we are position for economic success during fiscal 2007 will continue in 2008 and beyond. A number of factors contribute to this outlook.

•	Our selection by the United States Air Force, Force Protection Office, as one of four companies, among two multinational and two small business organizations, entitled us to submit proposals to obtain contracts to supply and install security system upgrades for thirty-four (34) military facilities worldwide over the next 18 month period.
•	Our estimate that orders recently received, including nuclear power station security upgrades, Hanscom Air Force base equipment purchases, Honeywell relationship resulting in product purchase orders and multi-million dollar chemical-petrochemical facility security project in Africa and Central America will yield significant sales in 2008.
•	The conclusion of agreements with new strategic partners for the U.S. Navy base security upgrade program will be a source of material orders during Fiscal 2008 and for the next four years.

Recently Issued Accounting Pronouncements

July 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS” No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006. We are currently evaluating the expected effect of FIN 48 on the Company's financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We are currently evaluating the effects SFAS No. 157 will have on the Company's financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 is effective for fiscal years ended after November 15, 2006. The adoption of SAB No. 108 had no impact on our financial condition or results of operations in 2006.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective for fiscal years that begin after November 15, 2007. We are currently evaluating the effects SFAS No. 159 will have on the Company's financial condition and results of operations.

Item 7. Financial Statements

The information called for by this Item 7 is included following the “Index to Financial Statements” contained in this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our President and Chief Executive Officer and has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 8B. Other Information.

None

PART III

The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 2007 and such information is incorporated herein by reference.

Item 13. Exhibits

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation of Electronic Control Security Inc.	1
3.2	Certificate of Amendment to Certificate of Incorporation of Electronic Control Security Inc.	2
3.3	Certificate of Amendment to Certificate of Incorporation	3
3.4	By-Laws of Electronic Control Security Inc.	1
3.5	Certificate of Incorporation of SEM Consultants III, Inc.	1
3.6	By-Laws of SEM Consultants III, Inc.	1
3.7	Certificate of Incorporation of ECSI International, Inc.	1
3.8	By-Laws of ECSI International, Inc.	1
3.9	Certificate of Incorporation of ECSI FOIDS, Inc.	1
3.10	By-Laws of ECSI FOIDS, Inc.	1
3.11	Certificate of Incorporation of ECSI-DSA, Inc.	1
3.12	By-Laws of ECSI-DSA, Inc.	1
3.13	Memorandum of Association of ECSI Security Communications, Inc., an Israeli Corporation	2
3.14	Articles of Association of ECSI Security Communications, Inc., an Israeli Corporation	2
4.1	Form of Common Stock Purchase Warrant issued June 30, 2004	3
4.2	Form of Common Stock Purchase Warrant issued January 13, 2006	4
4.3	Form of Senior Secured Convertible Debenture due January 11, 2009.	4
4.4	Registration Rights Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
10.1	Lease Agreement with 580 Brighton Road Associates for space in Clifton, New Jersey.	1
10.2	Securities Purchase Agreement dated June 30, 2004.	3
10.3	Registration Rights Agreement dated June 30, 2004.	3
10.4	Securities Purchase Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the purchasers named therein.	4
10.5	Security Agreement, dated January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
14.1	Code of Ethics and Business Conduct	4
31	Certifications of Chief Executive Officer.	6
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	6

* * * *

1.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form 10-SB filed with the Commission on February 16, 2001.
2.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form SB-2 filed with the Commission on June 6, 2002.
3.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on July 1, 2004.

4.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on January 18, 2006
5.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on March 8, 2005.
6.	Filed as an Exhibit hereto.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Arthur Barchenko Name: Arthur Barchenko Title: President, Chief Executive Officer (and Principal Financial and Accounting Officer Dated: September 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Arthur Barchenko Arthur Barchenko	President, Chief Executive Officer (and Principal Financial and Accounting Officer) and Director	September 28, 2007
/s/ Natalie Barchenko Natalie Barchenko	Treasurer and Director	September 28, 2007
/s/ Gene Rabois Gene Rabois	Director	September 28, 2007
/s/ Edward Snow Edward Snow	Director	September 28, 2007
/s/ Stephen Rossetti Stephen Rossetti	Director	September 28, 2007

Item 15. Consolidated Financial Statements

ELECTRONIC CONTROL SECURITY INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” effective July 1, 2006.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 26, 2007

ELECTRONIC CONTROL SECURITY INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$58,107	$25,013
Accounts receivable, current portion, net of allowance of $100,000 and $50,000	919,671	1,360,309
Accounts receivable, retainage	797,888	973,967
Inventories	2,161,549	2,303,889
Other current assets	358,122	231,980
Total current assets	4,295,337	4,895,158
Property, equipment and software development costs – net	448,470	396,827
Intangible assets – net	1,281,612	1,364,857
Accounts receivables, non-current portion	73,923	308,148
Goodwill	50,000	50,000
Deferred income taxes	442,300	478,300
Other assets	156,614	180,627
	$6,748,256	$7,673,917
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,982,336	$1,958,123
Short-term debt	—	518,866
Current maturities of long-term debt	100,841	33,000
Payroll taxes payable	799	21,314
Total current liabilities	2,083,976	2,531,303
Noncurrent liabilities
Long-term debt	35,831	21,160
8% Convertible debentures (net of discounts of $130,017 and $453,230)	369,983	546,770
Due to officers and shareholders	622,655	616,423
Deferred income taxes	48,500	84,500
Total liabilities	3,160,945	3,800,156
Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 325,000 shares issued and outstanding, respectively	3,250	3,250
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,312 per share liquidation preference; 2,000 shares authorized, 791 and 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 9,740,267 and 8,823,601 shares issued; 9,640,267 and 8,723,601 shares outstanding	9,740	8,823
Additional paid-in capital	12,118,260	11,200,712
Accumulated deficit	(8,538,730)	(7,333,815)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	3,587,311	3,873,761
	$6,748,256	$7,673,917

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2007	2006
Revenues	$5,600,598	$8,822,090
Cost of revenues	4,092,450	7,638,097
Gross profit	1,508,148	1,183,993
Research and development	141,256	207,048
Selling, general and administrative expenses	1,848,297	2,373,729
Stock based compensation	123,705	150,337
Loss from operations	(605,110)	(1,547,121)
Other (income) expense
Interest expense	432,505	211,238
Interest income	—	(2,638)
Minority interest in subsidiary loss	(4,464)	(37,802)
Amortization of beneficial conversion feature on convertible debt	71,714	18,186
Total other (income) expense	499,755	188,984
Loss before income taxes	(1,104,865)	(1,736,105)
Income taxes	—	—
Net loss before dividends	(1,104,865)	(1,736,105)
Dividends related to convertible preferred stock	100,050	285,903
Net loss attributable to common shareholders	$(1,204,915)	$(2,022,008)
Net loss per share:
Basic	$(0.14)	$(0.24)
Diluted	$(0.14)	$(0.24)
Weighted average number of common shares and equivalents:
Basic	8,820,450	8,384,312
Diluted	8,820,450	8,384,312

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

	Series A Convertible Preferred Stock Shares		Series B 10% Convertible Preferred Stock Shares				Additional Paid-in Capital		Accumulated Other Comprehensive Income	Common Stock Subscribed		Treasury Stock
		Amount		Amount	Common Stock Shares	Amount		Accumulated Deficit					Total	Comprehensive Income (Loss)
Balances at July 1, 2005	325,000	$3,250	1,900	$2	7,384,935	$7,385	$10,344,782	$(5,311,807)	$119	$		$(10,000)	$5,033,731	$
Conversion of preferred stock			(1,109)	(1)	1,246,288	1,246	(1,245)						—
Common stock dividend on preferred stock					99,378	99	285,804	(285,903)					—
Issuance of stock and warrants for services					38,000	38	89,212						89,250
Issuance of stock options for services							61,087						61,087
Exercise of stock options					5,000	5	4,395						4,400
Exercise of warrants					50,000	50	49,950						50,000
Issuance of warrants in connection with convertible debentures							247,979						247,979
Beneficial conversion feature of debentures issued							118,748						118,748
Foreign currency translation adjustments									4,671				4,671		4,671
Net loss								(1,736,105)					(1,736,105)		(1,736,105)
Balances at June 30, 2006	325,000	3,250	791	1	8,823,601	8,823	11,200,712	(7,333,815)	4,790		—	(10,000)	3,873,761		(1,731,434)
Dividend on preferred stock							100,050	(100,050)					—
Common stock subcribed, shares held in escrow					4,800,000	4,800	1,195,200				(1,200,000)		—
Cancellation of stock subscription					(4,800,000)	(4,800)	(1,195,200)				1,200,000		—
Conversion of convertible debentures					666,666	667	499,333						500,000
Conversion of stockholder loan					200,000	200	149,800						150,000
Issuance of stock and warrants for services					50,000	50	44,660						44,710
Stock based compensation							123,705						123,705
Net loss								(1,104,865)					(1,104,865)		(1,104,865)
Balances at June 30, 2007	325,000	$3,250	791	$1	9,740,267	$9,740	12,118,260	$(8,538,730)	$4,790		$0	$(10,000)	$3,587,311		$(1,104,865)

ELECTRONIC CONTROL SECURITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss before deemed dividends	$(1,104,865)	$(1,736,105)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	513,628	337,502
Allowance for bad debts	50,000	(50,000)
Stock based compensation	123,705	150,337
Minority interest in subsidiary loss	(4,464)	(37,802)
Amortization of beneficial conversion feature on convertible debt	71,714	18,186
Foreign currency translation adjustments	—	4,671
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivable	800,942	(503,878)
Inventory	142,340	(338,388)
Other current assets	(126,142)	13,942
Other assets	28,477	34,948
Accounts payable and accrued expenses	68,923	772,700
Payroll taxes payable	(20,515)	5,080
Net cash provided by (used in) operating activities	543,743	(1,328,807)
Cash flows from investing activities:
Acquisition of property, equipment and software development	(128,765)	(93,765)
Net cash used in investing activities	(128,765)	(93,765)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	54,400
Proceeds from short-term debt	—	3,542,000
Repayment of short-term borrowing	(518,866)	(3,023,134)
Certificate of deposit redeemed (purchased)	—	253,084
Net proceeds on 8% convertible debenture	—	831,534
Payments on long-term debt	(19,250)	(616,398)
Loans from officers and shareholders – net	156,232	184,806
Net cash provided by (used in) financing activities	(381,884)	1,226,292
Net increase (decrease) in cash and cash equivalents	33,094	(196,280)
Cash and cash equivalents at beginning of period	25,013	221,293
Cash and cash equivalents at end of period	$58,107	$25,013
Noncash financing and investing activities:
Stock issued in lieu of amounts payable	$44,710
Stock issued upon conversion of convertible debt	$500,000
Stock issued upon conversion of stockholder loan	$150,000
Obligations incurred in connection with purchase of equipment	$101,762
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$104,740	$185,613
Taxes	$—	$4,968

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Operations

Electronic Control Security, Inc. (the “Company”) is engaged in the design, manufacture and marketing of electronic security and lighting systems for high threat environments. The Company also performs consulting services, which consists principally of designing security system solutions in support of their technologies to system integrators, for medium to large government and commercial facilities worldwide.

In March 2005, the Company, through its wholly owned subsidiary, Clarion Sensing Systems Acquisition Corp, acquired all of the assets and assumed certain of the liabilities of Clarion Sensing Systems, Inc., an Indiana corporation (“Clarion”). Clarion is a provider of proprietary nuclear, biological, chemical and radiological (NBCR) remote monitoring sensor systems designed for air and water contamination detection sensing applications.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

Software Development Costs

Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 5 years. Approximately $18,200 and $19,500 of software development costs have been capitalized for the years ended June 30, 2007 and 2006, respectively.

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

	2007	2006
Stock options	999,500	1,504,500
Warrants	2,803,397	2,803,397
Convertible debentures	666,667	1,333,333
Convertible Preferred Stock	1,787,727	1,654,327

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, the Company translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' equity.

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

Long-lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

Research and Development

Research and development expenditures are expensed as incurred. Research and development costs for the years ended June 30, 2007 and 2006 amounted to $141,256 and $207,048, respectively.

Income Taxes

The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards (“SFAS”) No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

Intangible Assets

The cost of licenses, patents, and trademarks are being amortized on the straight-line method over their useful lives, ranging from 5 to 20 years.

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended June 30, 2007 and 2006 were approximately $11,200 and $46,000, respectively.

Stock Based Compensation

Effective July 1, 2006, the Company adopted SFAS Statement of Financial Accounting Standards Statement No. 123(R) “Share Based Payment” (“SFAS 123(R)”) utilizing the “modified prospective” method as described in SFAS 123(R). In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123(R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are representative of their fair value due to the short-term maturity of these instruments. The carrying value of the Company’s long-term debt is considered to approximate its fair value, based on current market rates and conditions.

Recent Pronouncements

In July 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS” No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006. Management is currently evaluating the expected effect of FIN 48 on the Company's financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Management is currently evaluating the effects SFAS No. 157 will have on the Company's financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 is effective for fiscal years ended after November 15, 2006. The adoption of SAB No. 108 had no impact on the Company's financial condition or results of operations in 2006.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective for fiscal years that begin after

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

November 15, 2007. Management is currently evaluating the effects SFAS No. 159 will have on the Company's financial condition and results of operations.

Note 3 — Inventories

Inventories at June 30, 2007 and 2006 consist of the following:

	2007	2006
Raw materials	$384,366	$415,590
Work-in-process	328,888	343,361
Finished goods	1,448,295	1,544,938
	$2,161,549	$2,303,889

Note 4 — Property, Equipment and Software Development Costs

Property, equipment and software development costs consist of the following:

	2007	2006
Furniture and fixtures	$70,551	$70,551
Machinery and equipment	856,391	645,854
Improvements	23,008	23,008
Software	106,415	104,613
Software development costs	526,760	508,573
	1,583,125	1,352,599
Less: accumulated depreciation and amortization	1,134,655	955,772
	$448,470	$396,827

Depreciation expense was $178,884 and $192,945 for the years ended June 30, 2007 and 2006, respectively.

Note 5 — Intangibles

	June 30, 2007		June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Licenses	$74,000	$50,467	$74,000	$44,733
Patent	852,793	109,367	852,793	62,496
Trademarks	577,263	67,347	577,263	38,484
Other	8,881	4,144	8,881	2,368
	$1,512,937	$231,325	$1,512,937	$148,080

Amortization expense charged to operations was $83,245 and $83,752 for the years ended June 30, 2007 and 2006, respectively. Future annual amortization expense for the licenses and other intangible assets is expected to be approximately $9,300 for the next 2.5 years and $75,700 for the patents and trademarks through 2022, their estimated remaining useful lives.

Note 6 — Short-Term Borrowing

The Company entered into a Factoring, Loan and Security Agreement (the “Agreement”) with a financing company in April 2006. The Company may terminate the agreement by giving the financing company 30

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Short-Term Borrowing  – (continued)

days notice. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company. Advances are made on 95% of Approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. As such, the advances have been classified as short-term secured borrowings in accordance with FAS 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities”. In June 2007, the Company terminated the agreement.

Note 7 — Long-Term Debt

In connection with the Clarion acquisition the Company assumed an existing loan in the amount of $95,300. The loan is payable in 34 monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum. As of June 30, 2007, the balance was $34,910.

In fiscal 2007, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a note bearing interest at the rate of 8%. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid in approximately 18 months. Collateral for the note is the underlying equipment,

The annual maturities of long-term debt as of June 30, 2007 are as follows:

2008	100,841
2009	35,831
$136,672

Note 8 — Convertible Debentures

In January 2006, the Company completed a private placement of $1million in principal amount of its Senior Secured Convertible Debentures (“the Debentures”). At closing, the Company received net proceeds of approximately $831,000 from the proceeds of the Debentures, after the payment of offering related fees and expenses. The Company’s obligations with respect to the Debentures are secured by a lien on all of the assets of the Company, including its intellectual property. The Debentures have a term of three years and were originally convertible at the option of the holder at any time into shares of the Company's common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $1.15 per share at issuance, subject to certain adjustments. Interest is payable on a quarterly basis at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. At the option of the Company, interest payments are payable either in cash or in shares of Common Stock (provided there is an effective registration statement at the time of payment), subject to certain conditions. The Company elected to pay the interest in cash.

Investors in the private placement received three-year warrants to purchase up to an aggregate of 434,783 shares of the Company’s Common Stock at a per share exercise price of $2.00 (the “Warrants”). The Warrants may be exercised on a cashless basis following the first anniversary of issuance if a registration statement covering the Common Stock issuable upon exercise of the Warrants is not in effect at the time of exercise.

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

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Convertible Debentures  – (continued)

For financial reporting purposes, the Company recorded a discount of $223,096 to reflect the value of the Warrants and a discount of $193,350 to reflect the value of issuance costs and will be amortizing this amount to the earlier of the date of conversion or maturity. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on the debentures of $118,748 to reflect the beneficial conversion feature of the debt and is amortizing this amount to the date of maturity. The amortization of the discounts and beneficial conversion amounted to $323,213 and $63,776, respectively, for the period ended June 30, 2007 and 2006.

In May 2006, in connection with the execution of the factoring agreement the conversion price and exercise price of the Debentures and Warrants were reduced to $0.75.

From April to June 2007 a total of $500,000 in principal was converted into 666,666 shares of the Company's common stock.

Note 9 — Due to Officers and Shareholders

These amounts represent interest bearing advances and are due on demand. At the present time, the officers and shareholders do not contemplate requesting repayment of these loans within the next fiscal year. On May 14, 2007, a total of $150,000 of the outstanding loan balance was converted in 200,000 shares of the Company's common stock.

Note 10 — Income Taxes

The provision for taxes for the year ended June 30, 2007 and 2006 includes the following components:

	2007	2006
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred
Federal	—	—
State	—	—
Foreign	—	—
	—	—
	$—	$—

The components of the deferred tax accounts as of June 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets
Net operating loss carryforward	$1,891,136	$1,603,405
Stock based compensation	104,397	73,575
Other	95,849	27,948
	2,091,382	1,704,928
Deferred tax liabilities
Depreciation and amortization	48,385	67,016
Subtotal	2,042,997	1,637,912
Valuation allowance	(1,649,197)	(1,244,112)
Net deferred tax assets	$393,800	$393,800

The valuation allowance at June 30, 2005 was $515,553.

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Income Taxes  – (continued)

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

	2007	2006
Expected federal tax at statutory rate	$(669,563)	$(700,336)
State taxes, net of federal tax effect	(115,379)	(116,028)
Foreign rate differential	(2,780)	(7,560)
Non deductible expenses	173,890	159,283
Change in valuation allowance	552,019	617,391
Other	61,812	47,250
	$—	$—

At June 30, 2007 the Company had net operating loss carryforwards for federal and state income tax purposes of $4,547,707 and $3,832,395 respectively, expiring through 2027. The Company has foreign net operating loss carryforwards of $606,260 with no expiration date.

Note 11 — Shareholders’ Equity

Series A Convertible Preferred Stock

In January to March 2002, the Company realized gross proceeds of $2,000,000 from the private placement of 40 Units, each Unit consisting of 25,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) and 12,500 common stock purchase Warrants. The Series A Preferred provides for an annual dividend of $.20 per share, payable quarterly, (payable in cash or shares of common stock valued at $2.00 per share), when, as and if declared by the Board of Directors. Dividends will be paid on a cumulative basis. Each Series A Preferred share was initially convertible at the option of the holder into one common share, commencing 120 days after closing. The conversion ratio is subject to certain adjustments, as defined and has since been adjusted to .88 Series A Preferred shares for one common share. The Series A Preferred shares have a liquidation preference in the amount of $2.00 per share and the Company may redeem them commencing one year from date of issuance if the common shares have traded at or above $4.00 for a period of twenty consecutive trading days. All of the Warrants issued in connection with this offering have since expired unexercised.

As of June 30, 2007, 675,000 shares of Series A Preferred were converted into a like amount of common stock.

On July 28, 2005, the Company’s board of Directors declared dividends totaling $99,378 on the Series A Convertible Preferred Stock. The dividend was paid by the issuance of 100,628 additional shares of the Company’s common stock. Cumulative but undeclared dividends at June 30, 2007 total approximately $130,000.

Series B Convertible Preferred Stock

On June 30, 2004, the Company completed a private placement of 2,000 shares of its 10% Series B Convertible Preferred Stock (“Series B Preferred”) and warrants to purchase up to 2,000,000 shares of common stock for an aggregate purchase price of $2,000,000. The Preferred Stock provides for a dividend at the rate of 10% per annum, payable quarterly, (payable in cash orby adding the dollar amount of such dividends to the Stated Value), dividends will be paid on a cumulative basis. The preferred shares have a liquidation preference in the amount of $1,000 per share and have preference to any payments to the Preferred A shareholders. Each preferred share is convertible at the option of the holder into 1,000 shares of common stock. The conversion price is subject to anti-dilution adjustments, including, among other things, in the event that the Company sells common stock during the next three years for a price of less than one dollar per share. The Company may require the conversion of all (but not less than all) of the then outstanding shares of Series B Preferred Stock, if at any time the volume weighted average trading price per share of common stock for each

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Shareholders’ Equity  – (continued)

of 20 consecutive trading days prior to a conversion notice is greater than $2.50 (subject to adjustment), and the daily trading volume of the common stock is at least 100,000 shares. In addition all shares of common stock underlying the Series B Preferred Stock must be covered by an effective registration statement.

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

In May 2006, in connection with the reset of the conversion and exercise price of the Debentures and Warrants discussed in Note 8 above, the conversion and exercise prices of the Series B Preferred and the accompanying warrants were reduced to $.75

Stock Option Plans

Incentive Stock Option Plan

In 1986, the Company adopted an Incentive Stock Option Plan, which was renewed in 1996 for a second ten-year term. The Company initially had reserved 1,000,000 shares of common stock for issuance under the Incentive Stock Option Plan, which was increased to 2,000,000 shares upon the approval of the stockholders at the 2005 annual meeting. The board of directors administers the Incentive Stock Option Plan but may delegate such administration to a committee of three persons, one of whom must be a member of the board. The board or the committee has the authority to determine the number of stock options to be granted, when the stock options may be exercised and the exercise price of the stock options, provided that the exercise price may never be less than the fair market value of the shares of the common stock on the date the stock option is granted (110% in the case of any employee who owns more than 10% of the combined voting power or value of all classes of stock). Stock options may be granted for terms not exceeding ten years from the date of the grant, except for stock options granted to any person holding in excess of 5% of our common stock, in which case the stock options may not be granted for a term not to exceed five years from the date of the grant. The Incentive Stock Option Plan expired in September 2006.

Equity Incentive Plan

In October 2006, the Board adopted the Equity Incentive Plan, which was approved by the shareholders at the annual meeting of shareholders held in December 2006. The Equity Incentive Plan is intended to succeed the Incentive plan, which expired in September 2006. 2,000,000 shares are reserved for issuance under the Equity Incentive Plan. The Equity Incentive Plan will be administered by the Board of Directors or, at the discretion of the Board, by a committee consisting of at least two directors. The administrating body, whether it be the Board of Directors or a committee of the type described above, is sometimes referred to as the “Committee.” The Committee is authorized from time to time to select and to grant awards under the Equity Incentive Plan to such key employees, non-employee directors, and consultants of the Company and its subsidiaries as the Compensation Committee, in its discretion, selects. The Compensation Committee is authorized to delegate any of its authority under the Equity Incentive Plan (including the authority to grant awards) to such executive officers of the Company as it thinks appropriate and is permitted by Rule 16B-3 of the Exchange Act and Section 162(m) of the Code. The Equity Incentive Plan allows for the grant of a number of different types of awards, including both incentive and non-statutory stock options, stock appreciation rights, restricted stock grants, performance units, cash payments and other stock-based awards.

Non-Statutory Stock Option Plan.

The Company also adopted a Non-Statutory Stock Option Plan and have reserved 250,000 shares of common stock for issuance to directors, employees and non-employees. Stock options granted pursuant to this

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Shareholders’ Equity  – (continued)

plan will be non-transferable and expire, if not exercised within five years from the date of the grant. Stock options will be granted in such amounts and at such exercise prices as our board of directors may determine.

Option activity for 2007 and 2006 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, July 1, 2005	1,110,000	$2.03
Granted	702,000	1.07
Exercised	(5,000)	.88
Forfeited	(302,500)	2.29
Options outstanding, June 30, 2006	1,504,500	$1.31
Granted	552,000	$.75
Forfeited	(1,057,500)	$1.41
Options outstanding, June 30, 2007	999,500	$.89
Aggregate intrinsic value	$189,080
Exercisable at June 30, 2007	696,000	$.95
Shares of common stock available for future grant under the plans	1,698,000

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options. The total intrinsic value of stock options exercised during the fiscal 2006 was $600. There were no option exercises in fiscal 2007.

The following table summarizes information about stock options outstanding at June 30, 2007.

		Weighted Average		Options Exercisable
Ranges of Price	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.30	40,000	4.11	$.30	40,000	$.30
$.75	532,000	8.04	$.75	228,500	$0.31
$1.00 – 1.07	190,000	7.12	$1.02	190,000	$1.02
$1.20	237,500	7.56	$1.20	237,500	$1.20
$.30 – $1.20	999,500	7.60	$.89	696,000	$.95

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2007 and 2006.using the Black-Scholes option-pricing:

	2007	2006
Risk free interest rate	4.58%	4.39%
Expected life	5.16	5.00
Expected volatility	133.5%	140.6%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$0.52	$1.02

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Shareholders’ Equity  – (continued)

As of June 30, 2007, there was $155,657 of total unrecognized compensation cost related to nonvested options granted. That cost is expected to be recognized over a weighted-average period of 1.03 years.

Prior to the effective date, the Company accounted for stock-based employee and outside director compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The following table illustrates the effect on net loss and earnings per share for the year ended June 30, 2006 if the fair value based method had been applied to all awards:

Year Ended June 30, 2006
Net loss, as reported	$(2,022,008)
Add: Stock based compensation expense, as reported, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,199,069)
Pro forma net loss	$(3,221,077)
Basic and diluted loss per share, as reported	$(.24)
Basic and diluted loss per share, pro forma	$(.38)

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

Note 12 — Strategic Transactions

On December 26, 2006 the Company and Hyundai Syscomm Corp. (“Hyundai”) entered into definitive agreements whereby the Company and Hyundai agreed to the following transactions:

•	A subcontract from Hyundai (the “Subcontract”) to the Company to provide, commencing during the first calendar quarter of 2007, at least twenty five million dollars ($25,000,000) of purchase orders for security worthy assets (including video surveillance systems) on terms beneficial to both parties on or prior to June 30, 2008. In February 2007, the Company received under the Subcontract a purchase order for surveillance products in the approximate amount of $6.0 million. However, as the Company did not receive appropriate supporting letters of credit and related documentation as contemplated by the purchase order, the purchase order could not be fulfilled. As of June 30, 2007, the Company did not receive any other order under the Subcontract.
•	The issuance to Hyundai of a warrant (the “Warrant”) to purchase shares of the Company's Common Stock, at $0.01 per share, to purchase up to a number of shares that, when added to the Escrow Shares (as defined below), equals fifty percent (50%) of the then-outstanding Common Stock, with the vesting of the right to purchase shares subject to the gross profit generated from the Sub-Contract. Under the terms of the Warrant and the Sub-Contract, the Company is to be credited with seventy percent (70%) of such gross profits and Hyundai is credited with thirty percent (30%) of such gross profits (the “Hyundai Gross Profit Allocation”). Under the agreements with Hyundai, as amended on March 15, 2007, the Warrant will vest with respect to one share of Common Stock for each forty cents ($0.40) credited to Hyundai pursuant to the Hyundai Gross Profit Allocation.
•	The provision by Hyundai to the Company of $1.2 million (the “Repurchase Funding”) in order for the Company to repurchase the outstanding Senior Secured Convertible Debentures it issued in January 2006. Under the terms of the agreement with Hyundai, the Company issued into escrow to

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Strategic Transactions  – (continued)

Hyundai 4.8 million shares of its Common Stock. Under the terms of the agreements with Hyundai, upon Hyundai's provision of the Repurchase Funding, 3 million shares were to be delivered out of escrow to Hyundai, and the remaining 1.8 million shares were to be delivered out of escrow to Hyundai at such time as the Company receives purchase orders or other indicia that shall provide the Company's Board of Directors with the comfort, in its sole discretion, that Hyundai is living up to the terms of the Sub-Contract. While the agreements with Hyundai contemplated that the Repurchase Funding would be completed by January 15, 2007, it did not occur by that date or by mutually agreed upon subsequent dates. On March 15, 2007, the Company, Hyundai and the escrow agent entered into an Amendment and Mutual Release pursuant to which each of the above-named parties released the others from any potential claims arising from Hyundai’s failure to provide the Repurchase Funding and the escrow agent returned to the Company the 4.8 million shares of the Company’s Common Stock. Upon return, these shares were cancelled. The Amendment and Mutual Release did not otherwise affect the parties’ rights and obligations under the Subcontract.

Note 13 — Concentrations and Economic Dependency

The Company had two customers that accounted for 50% and 20%, respectively of net revenues for year ended June 30, 2007 and two customers that accounted for 85% and 10%, respectively, of net revenues for year ended June 30, 2006. Three customers accounted for 88% of the accounts receivables as of June 30, 2007. At June 30, 2007 approximately 31% of accounts receivable were from foreign customers.The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

During the year and at year end, the Company had cash deposits in a bank in excess of FDIC limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

Note 14 — Commitments and Contingencies

Lease Agreements

Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2007 are as follows:

2008	$82,844
2009	26,400
2010	17,600
$126,844

Rent expense under all operating leases was $128,252 and $133,896 for the years ended June 30, 2007 and 2006.

License Agreement

The Company has acquired intellectual property, equipment and a tooling license from Mason & Hanger National, Inc. and a patent license from Lucent Technologies, Inc. for the Fiber Optic Intelligence Detection Systems (FOIDS®). In conjunction with these two license agreements whereby royalties totaling 5.4% are due on revenues from the Fiber Optic Intelligence Detection System (FOIDS®).

Contingent Liabilities

On March 4, 2005, the Company, through its wholly owned subsidiary, Clarion Sensing Systems Acquisition Corp. (the “Subsidiary”), entered into a series of agreements with Clarion Sensing Systems, Inc., an Indiana corporation (“Clarion”), and its stockholders (the “Clarion Stockholders”) to acquire all of Clarion's assets (the “Clarion Assets”) and assume certain of its liabilities. In addition to the initial cost of the acquisition, the Company agreed to assume $438,959 of certain liabilities of Clarion on a contingent basis. The

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies  – (continued)

Subsidiary will be obligated to pay the Contingent Liabilities, if at all, only if the Subsidiary achieves (A) sales in excess of $3,000,000 (“$3,000,000 in Sales”) and/or (B) net earnings before taxes in excess of $600,000 (“$600,000 in Net Earnings”) in one of its fiscal years beginning within three (3) years of March 4, 2005. In the event $3,000,000 in Sales are achieved but $600,000 in Net Earnings are not achieved, then 10% of the Subsidiary's net earnings before taxes earned during such fiscal year shall be utilized to pay the Contingent Liabilities. In the event $600,000 in Net Earnings are achieved (whether or not $3,000,000 in Sales are achieved), then (I) all net earnings before taxes in excess of $600,000 earned during such fiscal year plus (II) 10% of the Subsidiary's net earnings before taxes earned during such fiscal year, shall be utilized to pay the Contingent Liabilities. If the Contingent Liabilities are not paid in full and $3,000,000 in sales or $600,000 in net earnings occurs in one or more subsequent fiscal years, then net earnings before taxes with respect to such fiscal years shall be utilized to pay the Contingent Liabilities in the manner set forth in the preceding two sentences until such time, if ever, the Contingent Liabilities are paid in full. Any amounts shall be payable in cash or shares of common stock (valued as of the closing ask price on the date of issuance) as the recipient shall direct.

The Company anticipates the contingent payments made, if any, will be treated as additional purchase price and included as an addition to the identifiable intangible assets. As of June 30, 2007, the Company is not liable for any contingent payments and, therefore, has not accrued any at this time. The Company will continue to asses its liability under the contingent payment arrangement in each successive quarter, and will record additional purchase price through an increase to intangible assets, if and when a liability is realized.

In December 2006, a former employee of our subsidiary, Clarion Sensing Systems, Inc. brought a pro se action against us in the United States District Court in Indianapolis, alleging, among other things, breach of employment contract, and seeing unspecified damages, including unpaid wages, compensatory damages and punitive damages. We filed an answer on May 1, 2007 generally contesting all claims. We believe that we have substantial and meritorious defenses to this claim and intend to vigorously defend our rights.

In September 2006, Amata Inc. filed suit in Superior Court in New Jersey against the Company claiming that it is owed $309,046.00 for services provided and additional charges of $217,178.00. The Company filed its answer, denying all claims, and counterclaimed for approximately $180,000. The Company believes that it has substantial and meritorious defenses to this claim and intends to vigorously defend its rights.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Note 15 — Geographic Data

The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

	U.S.	% of Total	Middle East	% of Total
For the year ended June 30, 2007
Revenue	$5,600,598	100.00%	$—	—
Operating loss	(558,783)	92.34%	(46,327)	7.66%
Identifiable assets	6,386,313	95.05%	332,927	4.95%
For the year ended June 30, 2006
Revenue	$8,782,908	99.56%	$39,182	.44%
Operating loss	(1,425,346)	92.13%	(121,775)	7.87%
Identifiable assets	7,294,438	95.33%	357,479	4.67%

ELECTRONIC CONTROL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Related Party Transactions

The Company made non-interest bearing advances that are due on demand to a former officer and director of the Company. The balances outstanding at June 30, 2007 and 2006 were $50,250 and $85,995, respectively.

Note 17 — Subsequent Event

In connection with purchase of the Clarion Assets, the Company issued 394,682 shares of its Common Stock. The Shares are being held in escrow pursuant to the terms of an escrow agreement among ECSI, Clarion and the Clarion Stockholders in order to indemnify the Company from and against, any adverse consequences which may result from an inaccuracy in or breach of any representation, warranty, covenant or other provision set forth in any of the Asset Purchase Agreement or related agreements (collectively, the “Transaction Documents”). During such time as the Shares are held in escrow, they shall be entitled to participate in any dividends or other distributions upon the common stock and to vote (as directed by a representative of the Clarion Stockholders) in all matters presented to holders of common stock but shall not be assignable or transferable, other than by operation of law.

The Shares were to be released from escrow for distribution to the Clarion Stockholders upon the earlier of (i) March 3, 2008 or (ii) after the fiscal year in which the Subsidiary achieves sales in excess of $3,000,000 and net earnings before taxes in excess of $600,000.