Form 10QSB
period 2007-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2007-11-14
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐     No ☒

As of November 12, 2007, Electronic Control Security Inc. had outstanding 10,088,667 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	5

Item 1 - Financial Statements*
Consolidated Balance Sheets September 30, 2007 (Unaudited) and June 30, 2007	F-2
Unaudited Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006	F-3
Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006	F-4
Notes to Consolidated Financial Statements	3

Item 2 - Management's Discussion and Analysis of Financial Condition or Results of Operations	5

Item 3 - Controls and Procedures	8

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	8

Item 2 - Changes in Securities and Small Business Issuer Purchase of Equity Securities	9

Item 3 - Defaults upon Senior Securities	9

Item 4 - Submission of Matters to a Vote of Security Holders	9

Item 5 - Other Information	9

Item 6 - Exhibits	9

Signatures	10

Electronic Control Security Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2007	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$11,894	$58,107
Accounts receivable, current portion, net of allowance of $100,000	1,122,408	919,671
Accounts receivable, retainage	797,888	797,888
Inventories	2,143,099	2,161,549
Other current assets	365,752	358,122

Total current assets	4,441,041	4,295,337

Property, equipment and software development costs - net	408,754	448,470
Intangible assets - net	1,260,801	1,281,612
Accounts receivables, non-current portion	73,923	73,923
Goodwill	50,000	50,000
Deferred income taxes	442,300	442,300
Other assets	156,614	156,614
	$6,833,433	$6,748,256
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,406,615	$1,982,336
Current maturities of long-term debt	100,841	100,841
Payroll taxes payable	621	799

Total current liabilities	2,508,077	2,083,976

Noncurrent liabilities
Long-term debt	27,581	35,831
8% Convertible debentures (net of discounts of $108,808 and $130,017)	391,192	369,983
Due to officers and shareholders	470,485	622,655
Deferred income taxes	48,500	48,500

Total liabilities	3,445,835	3,160,945

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 325,000 shares issued and outstanding, respectively	3,250	3,250
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,378 per share liquidation preference; 2,000 shares authorized, 791 and 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 9,971,967 and 9,740,267 shares issued; 9,871,967 and 9,640,267 shares outstanding	9,972	9,740
Additional paid-in capital	12,375,182	12,118,260
Accumulated deficit	(8,995,597)	(8,538,730)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,387,598	3,587,311

	$6,833,433	$6,748,256

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$1,127,571	$2,719,678
Cost of revenues	856,366	2,376,188

Gross profit	271,205	343,490

Research and development	27,834	42,754
Selling, general and administrative expenses	357,167	419,726
Stock based compensation	56,340	-

Loss from operations	(170,136)	(118,990)

Other (income) expense
Interest expense	35,211	80,071
Minority interest in subsidiary loss	-	(4,464)
Legal settlement	220,000
Amortization of beneficial conversion feature on convertible debt	4,706	9,959

Total other (income) expense	259,917	85,566

Loss before income taxes	(430,053)	(204,556)

Income taxes	-	-

Net loss before dividends	(430,053)	(204,556)

Dividends related to convertible preferred stock	26,814	24,292

Net loss attributable to common shareholders	$(456,867)	$(228,848)

Net loss per share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

Weighted average number of
common shares and equivalents:
Basic	9,846,299	8,723,601
Diluted	9,846,299	8,723,601

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(430,053)	$(204,556)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,030	107,040
Allowance for bad debts
Stock based compensation	56,340
Minority interest in subsidiary loss	-	(4,464)
Amortization of beneficial conversion feature on convertible debt	4,706	9,959
Increase (decrease) in cash attributable to changes in assets and liabilties
Accounts receivable	(202,737)	1,019,969
Inventory	18,450	(36,775)
Other current assets	(7,630)	(89,103)
Other assets	0	(738)
Accounts payable and accrued expenses	430,504	(390,613)
Payroll taxes payable	(178)	(11,955)

Net cash provided by (used in) operating activities	(53,568)	398,764

Cash flows from investing activities:
Acquisition of property, equipment and software development	-	(4,437)

Net cash used in investing activities	-	(4,437)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	17,775	-
Repayment of short-term borrowing	-	(518,866)
Payments on long-term debt	(8,250)	(11,000)
Loans from officers and shareholders - net	(2,170)	153,109

Net cash provided by (used in) financing activities	7,355	(376,757)

Net increase (decrease) in cash and cash equivalents	(46,213)	17,570

Cash and cash equivalents at beginning of period	58,107	25,013

Cash and cash equivalents at end of period	$11,894	$42,583

Noncash financing and investing activities:
Stock issud upon conversion of stockholder loan	$150,000
Stock issued in lieu of accounts payable	$6,225

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$35,211	$105,696
Taxes	$-	$

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

In determining basic or diluted earnings per share (EPS), the effects of dividends related to the Company's Series A convertible preferred stock is added to the net loss. Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per-share computation, as they are anti-dilutive.

	2007	2006
Stock options	999,500	1,504,000
Warrants	2,803,397	2,803,397
Convertible debentures	666,667	1,333,333
Convertible preferred stock	1,823,479	1,654,327

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories consist of the following:

	September	June
	2007	2007

Raw materials	$353,329	$384,366
Work-in-process	352,818	328,888
Finished goods	1,436,952	1,448,295
	$2,143,099	$2,161,549

Note 4 - Due to Officers and Shareholders

On July 11, 2007, a total of $150,000 of the outstanding loan balance was converted into 200,000 shares of the Company's common stock.

Note 5 - Legal Settlement

In October 2007, the Company entered into a settlement agreement with one of its vendors. Under the agreement, the Company will be required to remit $200,000 and issue 20,000 shares of its Common Stock. The Company will be required to remit $20,000 up front and assign the right to receive $180,000 from certain contract retainages. The Company has also agreed that commencing one year from the date of issuance, it may be required to buy back the stock issued for $20,000.

Note 6 - Subsequent Event

Pursuant to a settlement agreement, the Company issued 125,000 shares in satisfaction of accounts payable totaling $125,000 to one of its vendors.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes related to those statements. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the annual report for the year ended June 30, 2007 on Form 10-KSB.

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

We market our products domestically and internationally to:

•	security system integrators;

•	national and local government entities;

•	large industrial facilities and major office complexes;

•	energy facilities, including nuclear plants, power utilities and pipelines; and commercial transportation centers, such as airports and seaports.

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

During the last quarter, the Company submitted proposals on three major projects in the Kingdom of Saudi Arabia, Ethiopia and naval facilities in the United States valued at approximately $7,500,000. These proposals are pending and awaiting approval, funding and award. We anticipate decisions relating to these proposals within the second quarter.

In August, the Company was awarded a purchase order for over $450,000 to develop security system solutions for various projects in North Africa and the United States. The Company will supply two of its premiere product lines designed to prevent unauthorized entry or access.

The Company was an integral part of the Raytheon Services team responsible for sustainment on the ATFP-NAVFAC proposals for the southwest and northwest naval facilities. Raytheon Services has been awarded the contract for these facilities and the sustainment portion of the contract is valued at over $2 million. The contract is scheduled to be implemented in the October 2008-2011 time frame.

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

We do not participate in, nor has there been created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available, such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 ("2007 PERIOD") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006 ("2006 PERIOD").

REVENUES. We had net revenues of $1,127,571 for the 2007 Period as compared to $2,719,678 for the 2006 Period, representing a decrease of approximately 59%. The decrease in net revenues during the 2007 Period as compared to the 2006 Period is primarily attributable to project awards being delayed due to the governmental approval process or lack of funding.

GROSS MARGINS. Gross margins for the 2007 Period were 24.05% as compared to 12.63% of revenue for the 2006 Period. The increase in gross margins for the 2007 as compared to the corresponding period in 2006 is primarily attributable to an increase in the order mix of higher gross margin products and an increase in design and engineering support service billings.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems as well as new product development work on the Sentinal water technologies. Research and development expenses for the 2007 Period were $27,834 as compared to $42,754 for the corresponding period in 2006. The decrease is primarily attributable to the completion or termination of certain research and development programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 2007 Period were $357,167 as compared to $419,726. The decrease is primarily attributable to a reduction in sales costs.

LOSS FROM OPERATIONS. The net loss from operations increased from $118,990 in the 2006 period to $170,136 in the 2007 period.

INTEREST EXPENSE. Interest expense in the 2007 Period was $35,211 as compared to $80,071 incurred during the 2006 Period. The decrease in the 2007 Period is attributable to the lower average amount of outstanding debt balances. Also included in interest expense in the 2007 Period is $16,503 of amortization of deferred finance costs relating the offering costs and the value of the warrant issued on the private placement of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of our convertible debentures in January 2006 to reflect the beneficial conversion feature of the debt and the amortizing this amount to the date of maturity. Amortization for the 2007 period totaled $4,706 as compared to $9,959 in the 2006 period.

MINORITY INTEREST IN SUBSIDIARY LOSS. There was no minority interest in the loss attributable to the foreign subsidiary for the 2007 Period as compared to $4,464 for the 2006 Period. Management had taken steps to eliminate the general and administrative expenses related to this subsidiary.

LEGAL SETTLEMENT. We recorded a charge of $220,000 in the 2007 period in connection with the settlement of a lawsuit by one of our vendors. Under the agreement, we will be required to remit $200,000 and issue 20,000 shares of our Common Stock.

NET LOSS. Net loss before deemed dividends related to preferred stock for the 2007 and 2006 Periods was $(430,053) and $(204,556), respectively. The increase in net loss for the 2007 Period is primarily attributable to the one-time charge that we took in respect of the legal settlement discussed above.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $26,814 on our Series B Convertible Preferred Stock in the 2007 Period and $24,292 in the 2006 Period. In lieu of a cash payment we have elected under the terms of these securities to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had working capital of approximately $1.93 million compared to approximately $2.2 million at June 30, 2007. Net cash used by operating activities for the 2007 period was $53,568 as compared to $398,764 provided by operating activities for the 2006 period.

Inventory has decreased by $18,450 during the three months ended September 30, 2007 and has remained relatively high in anticipation of shipments for committed projects.

Accounts receivable collection days sales outstanding (DSO) were 154 days at September 30, 2007 as compared to 144 days at June 30, 2007.

Accounts payable and accrued expenses have increased by $424,279 to approximately $2,406,615 for the three months ended September 30, 2007 as payments to vendors match the corresponding decrease in collection of accounts receivable. A significant portion of the increase is due to the accrual of the legal settlement on the amount of $220,000. In October 2007, the outstanding payables will be reduced by $125,000 via the issuance of common stock to certain vendors.

There were no Investing activities for the 2007 period. We do not have any material commitments for capital expenditures going forward.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures"). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. As of September 30, 2007, approximately $500,000 in principal amount of the debentures remain outstanding.

In April 2006 we entered into a factoring agreement with a financing company. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are at the sole discretion of the financing company and advances are made on 95% of approved receivables assigned. Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. The agreement may be terminated by giving the financing company 30 days notice. As of September 30, 2007, the Company had no outstanding borrowings and terminated the agreement.

We expect that cash on hand together with anticipated collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

ITEM 3.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (and Principal Financial Officer and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer (and Principal Financial Officer and Accounting Officer) concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

In September 2006 Amata Inc. filed suit in Superior Court in New Jersey against us claiming that it is owed $309,046.00 for services provided and additional charges of $217,178.00. The Company filed its answer, denying all claims, and counterclaimed for approximately $180,000. On October 9, 2007, the Company negotiated and arrived at a settlement with Amata based upon $220,000 comprised of 20,000 shares of common stock valued at $1.00, $20,000 in cash, and $180,000 cash upon release of Tinker Air Force Base retainage.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS -

Exhibit No.	Title
31.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date: November 14, 2007	By:	/s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer (duly authorized officer; principal executive officer, and principal financial and accounting officer)