Form 10QSB
period 2007-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2008-02-14
CIK 803044

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-26721

ELECTRONIC CONTROL SECURITY INC.
(Exact name of small business issuer as specified in its charter)

NEW JERSEY	22-2138196
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February 12, 2008, Electronic Control Security Inc. had outstanding 10,337,550 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX PAGE

Electronic Control Security Inc.
Consolidated Balance Sheets

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$61,215	$58,107
Accounts receivable, current portion, net of allowance of $100,000 and $100,000	954,244	919,671
Accounts receivable, retainage	797,888	797,888
Inventories	2,045,951	2,161,549
Other current assets	356,695	358,122

Total current assets	4,215,993	4,295,337

Property, equipment and software development costs - net	372,781	448,470
Intangible assets - net	1,239,990	1,281,612
Accounts receivables, non-current portion	73,923	73,923
Goodwill	50,000	50,000
Deferred income taxes	442,300	442,300
Other assets	156,614	156,614
	$6,551,601	$6,748,256

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,240,731	$1,982,336
Current maturities of long-term debt	106,422	100,841
Payroll taxes payable	621	799

Total current liabilities	2,347,774	2,083,976

Noncurrent liabilities
Long-term debt	—	35,831
8% Convertible debentures (net of discounts of $86,330 and $453,230)	403,670	369,983
Due to officers and shareholders	469,883	622,655
Deferred income taxes	48,500	48,500

Total liabilities	3,269,827	3,160,945

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
325,000 shares issued and outstanding, respectively	3,250	3,250
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,378 per share liquidation preference; 2,000 shares authorized,
791 and 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
10,220,850 and 9,740,267 shares issued; 10,120,850 and 9,640,267
shares outstanding	10,221	9,740
Additional paid-in capital	12,704,012	12,118,260
Accumulated deficit	(9,430,499)	(8,538,730)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,281,774	3,587,311
	$6,551,601	$6,748,256

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Six Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,454,375	$3,770,944	$326,804	$1,051,266
Cost of revenues	1,049,325	2,892,155	192,959	515,967

Gross profit	405,050	878,789	133,845	535,299
	27.85%	23.30%	40.96%	50.92%
Research and development	55,668	85,588	27,834	42,834
Selling, general and administrative expenses	737,265	837,995	380,098	418,269
Stock based compensation	134,866	6,772	78,526	6,772

Earnings (Loss) from operations	(522,749)	(51,566)	(352,613)	67,424

Other (income) expense
Interest expense	85,225	162,350	50,014	82,279
Minority interest in subsidiary loss	—	(4,464)	—	—
Legal settlement	220,000		—
Amortization of beneficial conversion feature on convertible debt	9,318	19,918	4,612	9,959

Total other (income) expense	314,543	177,804	54,626	92,238

Loss before income taxes	(837,292)	(229,370)	(407,239)	(24,814)

Income taxes	-	-	-	-

Net loss before dividends	(837,292)	(229,370)	(407,239)	(24,814)

Dividends related to convertible preferred stock	54,477	49,196	27,663	24,904

Net loss attributable to common shareholders	$(891,769)	$(278,566)	$(434,902)	$(49,718)

Net loss per share:
Basic	$(0.09)	$(0.03)	$(0.04)	$(0.01)
Diluted	$(0.09)	$(0.03)	$(0.04)	$(0.01)

Weighted average number of
common shares and equivalents:
Basic	9,941,556	8,723,601	10,036,814	8,723,601
Diluted	9,941,556	8,723,601	10,036,814	8,723,601

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Six Months
	Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(837,292)	$(229,370)
Adjustments to reconcile loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	153,800	208,595
Stock based compensation	134,866	6,772
Minority interest in subsidiary loss	0	(4,464)
Amortization of beneficial conversion feature on convertible debt	9,318	19,918
Increase (decrease) in cash attributable to changes in assets and liabilties
Accounts receivable	(34,573)	688,784
Inventory	115,598	122,766
Other current assets	1,427	(103,746)
Other assets	0	(738)
Accounts payable and accrued expenses	477,509	(289,818)
Payroll taxes payable	(178)	(20,490)

Net cash provided by operating activities	20,475	398,209

Cash flows from investing activities:
Acquisition of property, equipment and software development	(2,120)	(7,397)

Net cash used in investing activities	(2,120)	(7,397)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	17,775
Repayment of short-term borrowing	-	(518,866)
Payments on long-term debt	(30,250)	(16,500)
Loans from officers and shareholders - net	(2,772)	168,174

Net cash used in financing activities	(15,247)	(367,192)

Net increase in cash and cash equivalents	3,108	23,620

Cash and cash equivalents at beginning of period	58,107	25,013

Cash and cash equivalents at end of period	$61,215	$48,633

Noncash financing and investing activities:
Stock issued upon conversion of stockholder loan	$150,000
Stock issued upon conversion of debentures	$13,397
Stock issued in lieu of accounts payable	$215,717

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$31,814	$138,350
Taxes	$-	$

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.

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

	2007	2006
Stock options	1,074,500	1,956,500
Warrants	2,803,397	2,803,397
Convertible debentures	653,333	1,333,333
Convertible preferred stock	1,860,363	1,654,327

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories consist of the following:

	December	June
	2007	2007
Raw materials	$279,855	$384,366
Work-in-process	358,964	328,888
Finished goods	1,407,132	1,448,295
	$2,045,951	$2,161,549

Note 4 - Due to Officers and Shareholders

On July 11, 2007, a total of $150,000 of the outstanding loan balance was converted into 200,000 shares of the Company's common stock.

Note 5 - Legal Settlement

In October 2007, the Company entered into a settlement agreement with one of its vendors. Under the agreement, the Company was required to pay $200,000 and issue 20,000 shares of its Common Stock. Of the cash portion, the Company remitted $20,000 up front and assigned the right to receive $180,000 from certain contract retainages. The Company has also agreed that, commencing one year from the date of issuance, it may be required to buy back the stock issued for $20,000. As of this date the company is current in meeting its obligations.

Note 6 - Common Stock Issuances

In the quarter ended December 31, 2007 the Company issued 230,991 shares of its common stock in satisfaction of accounts payable totaling $209,493 to certain of its vendors.

Note 7 - New Authoritative Pronouncements

The Company does not anticipate the adoption of recently-issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

During the quarter ended December 31, 2007, the Company submitted proposals on major projects in the Kingdom of Saudi Arabia, Korea, Ethiopia and Department of Defense facilities in the United States valued at approximately $109,750,000. These proposals are pending and awaiting approval, funding and award. We anticipate decisions relating to these proposals within the third quarter of fiscal 2008.

Between October and December 2007, the Company was awarded purchase orders for over $675,000 to develop security system solutions for various projects in North Africa and the United States. In January 2008, the Company received a contract for a United Nations facility in North Africa for over $1.5 million to be delivered over a ten (10) month period. The Company received notice that a task order would be released against Lockheed Martin’s $7.0 million order for over $650,000 on the ATFP NAVFAC contract for delivery in October of 2008. The Company will supply three of its premiere product lines integrated with other technologies and support services to prevent unauthorized entry or access.

The Company was an integral part of the Raytheon Services team responsible for sustainment on the ATFP-NAVFAC proposals for the southwest and northwest naval facilities. Raytheon Services has been awarded the contract for these facilities and the sustainment portion of the contract is valued at over $2 million. The contract for sustainment of these facilities is scheduled to be implemented in the October 2008-2011 time frame..

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

INVENTORY VALUATION

Inventories are valued at the lower of cost or market. We routinely evaluate the composition of our inventory to identify obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. We do not currently have any reserves against inventory.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2007 ("2007 PERIOD") COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006 ("2006 PERIOD") ANDTHREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

REVENUES. We had net revenues of $1,454,375 for the 2007 Period as compared to $3,770,944 for the 2006 Period, representing a decrease of approximately 61%. Net revenues for the three months ended December 31, 2007 were $326,804 as compared to $1,051,266 for the corresponding three month period in 2006 . The decrease in net revenues during the 2007 Period as compared to the 2006 Period is primarily attributable to task orders awarded on contracts now in-house for the U.S. Air Force IBDSS and ATFP-NAVFAC programs whose releases have been delayed due to the governmental approval process and/or lack of funding.

GROSS MARGINS. Gross margins for the 2007 Period were 27.85% as compared to 23.30% of revenue for the 2006 Period. Gross margins were 40.96% of revenue for the three months ended December 31, 2007 compared to 50.92% for the corresponding three-month period in 2006. The decrease in gross margins for the 2007 three-months ended December 31, 2007 period compared to the corresponding period in 2006 is primarily attributable to an increase in the order mix of lower gross margin products and an increase in material costs along with lower design and engineering support service billings.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems as well as new product development work on the Sentinal water technologies.  Research and development expenses for the 2007 Period and for the three months ended December 31, 2007 were $55,668 and $27,834 respectively, as compared to $85,588 and $42,834 for the corresponding periods in 2006. The decrease is primarily attributable to certain product enhancement research and development programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 2007 Period and for the three months ended December 31, 2007 were $737,265 and $380,098, respectively, as compared to $837,995 and $418,269 for each of the corresponding periods in 2006. The decrease is primarily attributable to a concerted effort by management to reduce SG&A including a reduction in personnel commensurate with the reduction in sales.

STOCK BASED COMPENSATION. We issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity

LOSS FROM OPERATIONS. The net loss from operations increased from $51,566 in the 2006 period to $522,749 in the 2007 period.

INTEREST EXPENSE. Interest expense in the 2007 Period was $85,225 as compared to $162,350 incurred during the 2006 Period. The decrease in the 2007 Period is attributable to the lower average amount of outstanding debt balances. Also included in interest expense in the 2007 and 2006 period is $34,369 and $69,850, respectively, of amortization of deferred finance costs relating to the offering costs and the value of the warrant issued on the private placement of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of our convertible debentures in January 2006 to reflect the beneficial conversion feature of the debt and amortize this amount to the date of maturity. Amortization for the 2007 period totaled $9,318 as compared to $19,918 in the 2006 period.

MINORITY INTEREST IN SUBSIDIARY LOSS. There was no minority interest in the loss attributable to the foreign subsidiary for the 2007 Period and $4,464 for the 2006 Period. Management had taken steps to eliminate the general and administrative expenses related to this subsidiary.

LEGAL SETTLEMENT. We recorded a charge of $220,000 in the 2007 period in connection with the settlement of a lawsuit by one of our vendors. Under the settlement agreement, we remitted $20,000 and assigned our right to receive payment under certain contracts in an aggregate amount of $180,000 and issued 20,000 shares of our Common Stock.

NET LOSS. Net loss before deemed dividends related to preferred stock for the 2007 and 2006 Periods was $(837,292) and $(229,370), respectively and $(407,239) and $(24,814) for the three months ended December 31, 2007 and 2006, respectively.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $54,477 on our Series B Convertible Preferred Stock in the 2007 Period and $49,196 in the 2006 Period. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had working capital of approximately $1.87 million compared to approximately $2.21 million at June 30, 2007. Net cash provided by operating activities for the 2007 period was $20,475 as compared to $398,209 provided by operating activities for the 2006 period.

Inventory has decreased by $115,598 during the six months ended December 31, 2007 but has still remained relatively high in anticipation of shipments for committed projects.

Accounts receivable collection days sales outstanding (DSO) were 229 days at December 31, 2007 as compared to 151 days at September 30, 2007. The receivables have been delayed due to close out of the Tinker Air Force Base Project, release of funds on certain overseas projects, and approvals on certain task orders which we anticipate to resolve during the third quarter of fiscal 2008,

Accounts payable and accrued expenses have decreased by $477,509 to $2,240,731 for the six months ended December 31, 2007 as payments to vendors match the corresponding decrease in collection of accounts receivable. A portion of the decrease is due to certain outstanding payables being reduced by the issuance of common stock to certain vendors.

There were no investing activities for the 2007 period. We do not have any material commitments for capital expenditures going forward.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures"). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. As of December 31, 2007, approximately $490,000 in principal amount of the debentures remains outstanding.

We do expect that cash on hand together with anticipated collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months. In furtherance of our efforts to reign in our general and administrative expenses, we have retained the services of Blue Sky Capital Strategies, LLC to assist in the improvement of the Company’s liquidity position. Blue Sky Capital will assist the Company in obtaining non-equity based convertible debt, letters of credit, bank lines, guarantees, vendor/ partner or other trade finance facilities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In January 2, 2008, Garud Technology Services filed suit in Superior Court in New Jersey against the Company claiming that it is owed $286,548 for services provided and additional charges of $19,885 in interest for equipment delivered and payment withheld. The Company has filed its answer, denying certain of the claims. The amount claimed has been included in our accounts payable.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

During the three months ended December 31, 2007, we issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

1.	In October 2007, we issued 125,000 shares of our common stock to a vendor in lieu of payment of $125,000 for services rendered. These shares were valued at $125,000.

2.	In November 2007, as part of an agreement to settle a lawsuit initiated against us by a vendor, we issued 20,000 shares of common stock to such vendor. These shares were valued at $20,000.

3.	In November, we issued 49,991 shares of our common stock to two then employees of our company in lieu of payment for expenses and as a performance bonus. These shares were valued at $37,493.

4.	In December 2007, we issued 36,000 shares of our common stock to a service provider in consideration for services rendered.

5.	In December 2007, we issued 28,409 shares of our common stock upon conversion of 25,000 of our Preferred A stock. These shares were valued at $25,000.

6.
In November 2007, we issued 17,862 shares of our common stock upon conversion of $10,000 in principal amount of outstanding convertible debentures and $3,396.70 in interest. These shares were valued at $13,397.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. The recipient of securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with us and our officers and directors, to information about our company. None of the transactions described above involved general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 14, 2007, we held our 2007 annual meeting of shareholders at our principal offices in Clifton, New Jersey. The following matters were voted on: (1) election of directors to our board of directors; and (2) ratification of the appointment of independent registered public accounting firm and auditors. The vote tally was as follows:

(1)
Each of the following individuals was elected to the board of directors to hold office until the next annual meeting of stockholders or until a successor is duly elected and qualified or the director’s earlier death, resignation or removal

Arthur Barchenko	6,690,539	For	27,462	Withheld
Natalie Barchenko	6,688,539	For	29,462	Withheld
David Friedman	6,714,839	For	3,162	Withheld
Stephen Rossetti	6,714,836	For	3,162	Withheld
Henry Schweiter	6,714,836	For	3,162	Withheld
Ronald Thomas	6,690,539	For	27,462	Withheld

(2)	Ratification of appointment of Demetrius & Company, LLC, Certified Public Accountants as our independent accounting firm and auditors for the fiscal year ended June 30, 2008.

6,688,473	For	28,515	Against	1,012	Abstain

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS -

Exhibit No.	Title

31.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date: February 14, 2008	By:	/s/ Arthur Barchenko
Arthur Barchenko President, Chief Executive Officer (duly authorized officer; principal executive officer, and principal financial and accounting officer)