Form 10QSB
period 2008-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2008-05-09
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

As of May 9, 2008, Electronic Control Security Inc. had outstanding 10,149,259 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX PAGE

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements*
Consolidated Balance Sheets March 31, 2008 (Unaudited)
and June 30, 2007	F-2
Unaudited Consolidated Statements of Operations for the
nine and three months ended March 31, 2008 and 2007	F-3
Unaudited Consolidated Statements of Cash Flows for the
nine months ended March 31, 2008 and 2007	F-4
Notes to Consolidated Financial Statements	3

Item 2 - Management's Discussion and Analysis of or Plan of Operation	5

Item 3A(T) - Controls and Procedures	9

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	9

Item 6 – Exhibits	10

Signatures	11

Electronic Control Security Inc.
Consolidated Balance Sheets

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,068	$58,107
Accounts receivable, current portion, net of allowance of $100,000	1,071,144	919,671
Accounts receivable, retainage	797,888	797,888
Inventories	2,155,398	2,161,549
Other current assets	330,734	358,122
Total current assets	4,376,232	4,295,337
Property, equipment and software development costs - net	341,829	448,470
Intangible assets - net	1,219,179	1,281,612
Accounts receivables, non-current portion	73,923	73,923
Goodwill	50,000	50,000
Deferred income taxes	442,300	442,300
Other assets	156,614	156,614
	$6,660,077	$6,748,256
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,285,438	$1,982,336
Current maturities of long-term debt	101,762	100,841
Payroll taxes payable	621	799
Total current liabilities	2,387,821	2,083,976
Noncurrent liabilities
Long-term debt	—	35,831
8% Convertible debentures (net of discounts of $65,772 and $130,017)	424,228	369,983
Due to officers and shareholders	517,563	622,655
Deferred income taxes	48,500	48,500
Total liabilities	3,378,112	3,160,945
Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 325,000 shares issued and outstanding, respectively	3,000	3,250
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,449 per share liquidation preference; 2,000 shares authorized, 791 and 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 10,249,259 and 9,740,267 shares issued; 10,149,259 and 9,640,267 shares outstanding	10,249	9,740
Additional paid-in capital	12,736,321	12,118,260
Accumulated deficit	(9,462,396)	(8,538,730)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	3,281,965	3,587,311
	$6,660,077	$6,748,256

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Nine Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,891,508	$4,473,518	$437,133	$702,574
Cost of revenues	1,195,649	3,333,277	146,324	441,122

Gross profit	695,859	1,140,241	290,809	261,452

Research and development	77,002	113,422	21,334	27,834
Selling, general and administrative expenses	937,899	1,181,634	200,634	343,639
Stock based compensation	139,251	15,899	4,385	9,127

Income (loss) from operations	(458,293)	(170,714)	64,456	(119,148)

Other (income) expense
Interest expense	149,314	241,909	64,089	79,559
Minority interest in subsidiary loss	—	(4,464)	—	—
Legal settlement	220,000	—	—
Amortization of beneficial conversion feature on convertible debt	13,879	29,660	4,561	9,742

Total other (income) expense	383,193	267,105	68,650	89,301

Loss before income taxes	(841,486)	(437,819)	(4,194)	(208,449)

Income taxes	-	-	-	-

Loss before dividends	(841,486)	(437,819)	(4,194)	(208,449)

Dividends related to convertible preferred stock	82,180	74,173	27,703	24,977

Net loss attributable to common shareholders	$(923,666)	$(511,992)	$(31,897)	$(233,426)

Net loss per share:
Basic	$(0.09)	$(0.06)	$(0.00)	$(0.03)
Diluted	$(0.09)	$(0.06)	$(0.00)	$(0.03)

Weighted average number of common shares and equivalents:
Basic	10,010,184	8,726,521	10,148,641	8,732,490
Diluted	10,010,184	8,726,521	10,148,641	8,732,490

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(841,486)	$(437,819)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	225,429	303,414
Stock based compensation	139,251	15,899
Minority interest in subsidiary loss	—	(4,464)
Amortization of beneficial conversion feature on convertible debt	13,879	29,660
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivable	(151,473)	960,589
Inventory	6,151	156,092
Other current assets	27,388	(64,659)
Other assets	—	(633)
Accounts payable and accrued expenses	522,216	(449,178)
Payroll taxes payable	(178)	(20,490)

Net cash provided by (used in) operating activities	(58,823)	488,411

Cash flows from investing activities:
Acquisition of property, equipment and software development	(5,989)	(100,463)

Net cash provided by (used in) investing activities	(5,989)	(100,463)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	17,775
Repayment of short-term borrowing	-	(518,866)
Payments on long-term debt	(34,910)	(24,750)
Loans from officers and shareholders - net	44,908	161,313

Net cash provided by (used in) financing activities	27,773	(382,303)

Net increase (decrease) in cash and cash equivalents	(37,039)	5,645

Cash and cash equivalents at beginning of period	58,107	25,013

Cash and cash equivalents at end of period	$21,068	$30,658

Noncash financing and investing activities:
Stock issued upon conversion of stockholder loan	$150,000
Stock issued upon conversion of debentures	$13,397
Stock issued in lieu of amounts payable	$215,717	$44,710

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$72,820	$265,909
Taxes	$-	$

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.

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

	2008	2007

Stock options	1,174,500	1,956,500
Warrants	2,803,397	2,803,397
Convertible debentures	653,333	1,333,333
Convertible preferred stock	1,527,982	1,753,224

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories consist of the following:

	March	June
	2008	2007

Raw materials	$321,619	$384,366
Work-in-process	432,360	328,888
Finished goods	1,401,419	1,448,295
	$2,155,398	$2,161,549

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

Note 6 – New Authoritative Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on July 1, 2007 did not have a material effect on either the results of operations or financial position of the Company.

The Company does not anticipate the adoption of other recently-issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

During the quarter ended March 31, 2008, the Company submitted proposals on major projects in the Kingdom of Saudi Arabia, South Korea, and Ethiopia, and to nuclear power stations, the Department of Energy and Department of Defense facilities in the United States valued at approximately $3,750,000. Of these proposals, $2,250,000 were awarded, and we anticipate approval and funding by the end of first quarter or early second quarter of fiscal 2009.

Between October and December 2007, the Company was awarded purchase orders for over $675,000 to develop security system solutions for various projects in North Africa and the United States. In January 2008, the Company received a contract for a United Nations facility in North Africa for over $1.5 million to be delivered over a ten (10) month period which we began billing against in the quarter ended March 31, 2008. Further, we have started production on the various Nuclear Power Station and Department of Energy projects. The Company received notice from Lockheed Martin that a task order for over $650,000 would be released against the $7.0 million I/D I/Q order previously issued to ECSI by Lockheed Martin on the ATFP NAVFAC contract for delivery in October of 2008. The Company will supply three of its premiere product lines integrated with other technologies and support services to prevent unauthorized entry or access.

The Company is a sub-contractor to Raytheon Services responsible for the sustainment portion on the ATFP-NAVFAC program for the southwest and northwest naval facilities. Raytheon Services has been awarded the contract for these facilities, and the sustainment portion of the contract is valued at over $2.2 million. The contract for sustainment of these facilities is scheduled to be implemented in the October 2008 thru 2011 time frame.

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

INVENTORY VALUATION

Inventories are valued at the lower of cost or market. We routinely evaluate the composition of our inventory to identify obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. We currently have reserves against inventory totaling approximately $52,000.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2008 ("2008 PERIOD") COMPARED TO
NINE MONTHS ENDED MARCH 31, 2007 ("2007 PERIOD") and
THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2007

REVENUES. We had net revenues of $1,891,508 for the 2008 Period as compared to $4,473,518 for the 2007 Period, representing a decrease of approximately 58%. Net revenues for the three months ended March 31, 2008 were $437,133 as compared to $702,574 for the corresponding three month period in 2007. The decrease in net revenues during the 2008 Period as compared to the 2007 Period, as well as the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, is primarily attributable to management’s decision to pursue commercial-industrial sales, which afford higher gross margins, rather than the DoD prime contract sales that afford greater sales volume but significantly lower gross margins. Further, task orders awarded on contracts now in-house for the U.S. Air Force IBDSS and ATFP-NAVFAC programs have been delayed due to the governmental approval process and/or lack of funding.

GROSS MARGINS. Gross margins for the 2008 Period were 36.79% as compared to 25.49% of revenue for the 2007 Period. Gross margins were 66.53% of revenue for the three months ended March 31, 2008 compared to 37.21% for the corresponding three-month period in 2007. The increase in gross margins for the three-months ended March 31, 2008 period compared to the corresponding period in 2007 is primarily attributable to an increase in the order mix of higher gross margin products and design and engineering support services and a decrease in material costs.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of those incurred in designing and developing upgrades to existing products and systems.  Research and development expenses for the 2008 Period were $77,002 and for the three months ended March 31, 2008 were $21,334, as compared to $113,422 and $27,834 respectively for the corresponding periods in 2007. The decrease is primarily attributable to the curtailment of certain product enhancement research and development programs in order to conserve cash.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 2008 Period and for the three months ended March 31, 2008 were $937,899 and $200,634, respectively, as compared to $1,181,634 and $343,639 respectively for the corresponding periods in 2007. The decrease is primarily attributable to a concerted effort by management to reduce SG&A including a reduction in personnel to maintain a relationship with the reduction in sales.

STOCK BASED COMPENSATION. We have issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity

LOSS FROM OPERATIONS. The net loss from operations increased from $170,714 in the 2007 Period to $458,293 in the 2008 Period. For the three months ended March 31,2008 we had net income from operations of $64,456 compared to a net loss of $119,148 for the corresponding period in 2007. This quarter’s profitability reflects the results of management’s commitment to controlled profitable sales growth as stated previously.

INTEREST EXPENSE. Interest expense in the 2008 Period was $149,314 as compared to $241,909 incurred during the 2007 Period. The decrease in the 2008 Period is attributable to the lower average amount of outstanding debt balances. Also included in interest expense in the 2008 and 2007 Periods is $50,366 and $137,892, respectively, of amortization of deferred finance costs relating to the offering costs and the value of the warrants issued on the private placement of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of our convertible debentures in January 2006 to reflect the beneficial conversion feature of the debt and amortized this amount to the date of maturity. Amortization for the 2008 Period totaled $13,879 compared to $29,660 in the 2007 Period.

MINORITY INTEREST IN SUBSIDIARY LOSS. There was no minority interest in the loss attributable to the foreign subsidiary for the 2008 Period and $4,464 for the 2007 Period. Management had taken steps to eliminate the general and administrative expenses related to this subsidiary.

LEGAL SETTLEMENT. We recorded a charge of $220,000 in the 2008 Period in connection with the settlement of a lawsuit by one of our vendors. Under the settlement agreement, we remitted $20,000, assigned our right to receive payment under certain contracts in an aggregate amount of $180,000, and issued 20,000 shares of our Common Stock.

NET LOSS. Net loss before deemed dividends related to preferred stock for the 2008 and 2007 Periods was $(841,486) and $(437,819), respectively and $(4,194) and $(208,449) respectively for the three months ended March 31, 2008 and 2007.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $82,180 on our Series B Convertible Preferred Stock in the 2008 Period and $74,173 in the 2007 Period. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had working capital of approximately $ 1.99 million compared to approximately $2.21 million at June 30, 2007. Net cash used in operating activities for the 2008 period was $58,823 as compared to $488,411 provided by operating activities for the 2007 period.

Inventory has increased by $6,151 during the nine months ended March 31, 2008 and still remains relatively high in anticipation of shipments for committed projects.

Accounts receivable collection days sales outstanding (DSO) were 267 days at March 31, 2008 as compared to 229 days at December 31, 2007. The receivables have continued to be delayed due to close out of the Tinker Air Force Base Project, release of funds on certain overseas projects, and approvals on certain task orders which we anticipate to resolve during the fourth quarter of fiscal 2008.

Accounts payable and accrued expenses have increased by $522,216 to $2,285,438 for the nine months ended March 31, 2008 as payments to vendors match the corresponding decrease in collection of accounts receivable.

Investing activities for the 2008 Period included purchases of property and equipment of $5,989. We do not have any material commitments for capital expenditures going forward.

In January 2006, we raised net proceeds of $831,000 from the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures"). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. As of March 31, 2008, approximately $490,000 in principal amount of the debentures remains outstanding.

We expect that cash on hand together with new sales now in process and anticipated collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months. We have retained the services of Blue Sky Capital Strategies, LLC to assist in the improvement of the Company’s liquidity position. Blue Sky Capital will assist the Company in obtaining non-equity based debt through letters of credit, bank lines, guarantees, vendor/partner or other trade finance facilities. The Company is also negotiating with a number of investors for new sources of financing that will allow the Company to take out the existing Convertible Debenture holders and establish a new line of working capital to support sales going forward. However, there can be no assurance that we will be able to raise additional capital.

ITEM 3A(T). CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On January 2, 2008, Garud Technology Services filed suit in Superior Court in New Jersey against the Company claiming that it is owed $286,548 for services provided and additional charges of $19,885 in interest for equipment delivered and payment withheld. The Company has filed its answer, denying certain of the claims. Subsequent events resulted in a settlement and a six month pay out agreement for the monies owed. The amount claimed has been included in our accounts payable.

In December 2006, a former employee of our subsidiary, Clarion Sensing Systems, Inc., brought a pro se action against us in the United States District Court in Indianapolis, Indiana, alleging, among other things, breach of employment contract, and seeking unspecified damages, including unpaid wages, compensatory damages and punitive damages. We filed an answer, with counterclaims, on May 1, 2007, generally contesting all claims. The plaintiff subsequently filed, with assistance of counsel, an amended complaint on July 17, 2007, to which we filed an answer on October 8, 2007. We believe that we have substantial and meritorious defenses to this claim and intend to vigorously defend our rights.

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

ELECTRONIC CONTROL SECURITY INC.

Date: May 9, 2008	By: /s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and principal financial and accounting officer)