Form 10KSB
period 2008-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2008-10-14
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒ .

State the issuer's revenues for its most recent fiscal year: $2,916,410

As of October 2, 2008, there were 10,149,259 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was $1,124,927. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer's 2008 annual meeting of stockholders, are incorporated by reference in Items 9-12 and 14 of Part III hereof.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

ii

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS FOR CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF IN THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

iii

PART I

Item 1. Description of Business

Overview

Electronic Control Security Inc. designs, develops, manufactures and markets technology-based integrated security systems. We also provide consulting services consisting of risk assessment and vulnerability studies to ascertain a customer's security requirements in developing a comprehensive risk management and mitigation program, as well as product design and engineering services, and support systems integrators and dealers/installers providing the same services. We market our products domestically and internationally to:

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

We believe we are one of a few comprehensive security solution providers in the industry. We analyze security risks and develop security solutions specifically tailored to mitigate those risks, including designing, engineering and manufacturing individual components of a system as may be necessary to deliver a fully integrated security system that meets the facility requirements. We are frequently engaged by security system integrators, security system dealers/installers, and commercial architects and engineers because we are able to deliver an integrated platform for a fully integrated security solution to support our customers' requirements for the completion of a given project.

We believe we have developed an excellent reputation as a provider of integrated security systems since our inception in 1976 because we:

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

Security Industry Overview

The Security Institute of America estimates that the worldwide market for security products and services in 2009 will exceed $ 9.1 billion. The industry encompasses a wide ranging, highly fragmented group of products and service providers which includes entities that market comprehensive security systems and offer security consulting services, dealers/installers, small single product companies, equipment manufacturers, consultants and systems integrators.

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

•
Electronic Surveillance System. This system creates a detection and verification band outside and parallel to a secured perimeter and is geared toward high-level security demands such as border control, military bases, airports, power stations, oil and gas storage facilities, nuclear power plants, industrial sites, and prisons.

•	Ordnance Flash Detection System. Our VIPER technology is a muzzle flash detection system that detects and locates the discharge of firearms and provides an immediate counter fire response.
•
Environmental Monitoring Systems. Our Sentinal™ system remotely monitors drinking water quality throughout the water distribution system to detect and instantly report the evidence of chemical, biological, or radiological contamination.

•
Computer Intrusion Detection Equipment. An information technology security system designed to protect computer local area networks (LANs) from illegal access via the Internet or by persons seeking to breach the LANs hard wiring.

In order to provide clients with the highest quality and most advanced systems, we incorporate technologies and products developed and manufactured by us or that have been licensed from other entities. Frequently, we enter into technology transfer agreements covering the technologies or products to be used so that we can design and execute the best possible security solutions for a client within the confines of their security budget. Products incorporate state-of-the-art components that are configured into flexible systems tailored specifically to meet the needs of risk mitigation in high threat environments.

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

Consulting Support Services

The consulting support services we provide our dealer/installers and system integrators are an integral part of the security solution. Effective and efficient use of technology can be achieved only if properly utilized. Toward that end, we:

•
assist our customers, if requested, in conducting risk assessment and vulnerability/criticality studies to ascertain their security requirements and develop a comprehensive risk management and mitigation program; and

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

We also provide security system design support services involving the evaluation and specifications of security systems and components that meet a client's operating and budgetary requirements. Typically, these services are provided within the context of a comprehensive security evaluation and implementation program in conjunction with the systems' integrator.

We work closely with the customer and facility owner, architect, engineer, system integrators and/or construction manager to develop and design security monitoring and control systems that afford a normal but secure environment for management, staff and visitors. Our design personnel are expert in their knowledge of the various technologies (mature and emerging) and their application to security challenges, both in the United States and abroad, because they continue to be intimately involved in developing security systems for government facilities in the United States and overseas.

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

Our open-ended contract with the General Services Administration (GSA), which has been extended through July 31, 2009, authorizes the U.S. Government and a network of eligible sources to purchase materials and services from us without having to undergo a full competition. In September 2003, we announced the finalization of a 5-year indefinite delivery/indefinite quantity contract for the Integrated Base Defense Security System (IBDSS) with the United States Air Force (USAF) to secure highly strategic military facilities throughout the world. During Fiscal 2008, the Company was awarded a number of orders for Tactical Automated Sensor Systems (TASS).

We also target state and local governments and government authorities and agencies fulfilling the roles described above.

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

Commercial Aviation and Maritime Transportation. Infrastructure security has been at the forefront of security consciousness for many years. The federal government appropriated significant funds for the acquisition and installation of new, high-technology security systems at these facilities. There are approximately 1,200 facilities in the U.S. that the Federal Aviation Agency has identified and mandated for perimeter and access control security systems upgrade to be completed over the next several years and we will bid to provide products and services for many of these sites.

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

We have entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords the Company and our products added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects. During Fiscal 2007, we entered into teaming agreements with Finex Trade LLC of Mexico City, Mexico, and Suntech Corporation of Central and S. America.

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

•	Expand our global presence. We entered into sales agreements with a number of multi-national companies to represent and support our products in Africa, China and Eastern Europe.
•
Design and develop new systems. We will continue to develop new security systems to expand our portfolio of proprietary products. We believe that this will help us to open new markets and retain our position as a leading edge provider of technology based security equipment.

•
License new and emerging technologies. We will continue to identify, analyze and acquire new and emerging technologies for application in the security industry. We will seek to acquire technologies that will enhance our existing systems and develop new products.

•	Upgrade existing products. We have and will continue to upgrade existing products by taking advantage of technological advancements to ensure that they remain state-of-the-art.

Customers

We provide products and services to certain customers who maintain their own integration engineering and installation departments. During the past five years we have provided products to approximately 50 nuclear power stations, Department of Energy and other government agencies covering over 220 projects.

Under usual business conditions, given the nature of our customers and products, we receive relatively large orders for products and services from a relatively small number of customers. We have committed to expand our customer base and, for the fiscal year ended June 30, 2008,there were three customers from which we had significant sales volume. Leadcom, Inc., the Department of Energy and the Department of Defense accounted for 35%, 21% and 16%, respectively, of our net revenues. In Fiscal Year 2007, the United States Air Force and Duke Energy Corporation, accounted for 40% and 15%, respectively, of our net revenues.

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

We believe we are able to sustain our competitive position in the industry because:

•	our principal officers, security analysts, design personnel and sales persons have an aggregate of over 215 years of experience in the security industry;
•	we have the ability to analyze security risks, design, engineer and manufacture products customized to a client's requirements;
•	our products address a wide range of security requirements;
•	our products are among the most technologically advanced and the highest quality available;
•	our products are flexible in that many of them can be configured and customized to meet a client's specific needs and can be integrated in new or existing security systems;
•	our products are reliable, and relatively easy and inexpensive to install and maintain; and
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

We obtained trademarks in the United States, South Korea, United Kingdom and Saudi Arabia for “FOIDS®” (Fiber Optic Intelligent Detection System); “IPID®” (Infrared Perimeter Intrusion Detection); “RDIDS®” (Rapid Deployment Intrusion Detection System); “IDMS®” (Intrusion Detection & Monitoring System); LanData Secure (LAN and WAN Security Monitoring); Sentinal, Vacusonic and Gamma Shark. We have also filed for trademarks in other countries.

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

Research and Development

The forces that drive the design and development of new products include the need to meet new security threats, incorporate newly developed technologies and satisfy a client's unique security requirements. We research and assess threat and vulnerability issues at selected facilities within our target markets and design and engineer products in-house with outside consultants as necessary and in conjunction with joint venture partners to meet the needs of clients based upon the results of such research. We investigate new and emerging technologies in the security industry and seek to license certain technologies which we then incorporate into our products.

During the years ended June 30, 2008 and 2007, we expended $95,336 and $141,256 respectively, on research and development activities.

Product Warranty

IPID® sensors are warranted for ten (10) years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted to the extent of the warranty given by the actual manufacturer. FOIDS® processors are warranted for a ten (10) year period. For the years ended June 30, 2008 and 2007, net expenses attributable to warranties were well below the amounts accrued. An unanticipated cost in fiscal 2007 was incurred due to a supplier who had produced and delivered defective sensor housings which were not immediately evident but which were discovered after they had been fully assembled, shipped and installed at various sites during 2006 and 2007. We replaced over 950 sensors during fiscal 2006 and 2007, and we incurred approximately $290,000 and $210,000 in direct costs for fiscal 2007 and 2006 respectively. We have filed suit against the housing manufacturer seeking in excess of $530,000 in damages, and plan to seek additional damages. We believe the problem has been defined and resolved. No further repairs were required in Fiscal 2008.

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

Employees

As of September 22, 2008 , we employed 18 people on a full-time basis including six design and engineering staff, four manufacturing and assembly employees, three marketing employees, two project managers and three administrative employees. A number of employees serve in multiple capacities. For example, Arthur Barchenko serves as our President but is also an integral member of our marketing team. Our manufacturing staff may oversee site installation of the products.

We have relationships with 12 independent sales representative organizations covering specific regions in the U.S.A., Central America, South America, United Kingdom, India, the Middle East, and Southeast Asia.

None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Because many of our contracts are with governmental entities, our business is subject to risks that are out of our control, including global economic developments, wars, political instability, changes in the tax and regulatory environments, foreign exchange rate volatility and fluctuations in government spending. For example, the 2005 Homeland Security Appropriations Act provides $9.1 billion in discretionary spending for the Department of Homeland Security. However, because many customers are governmental entities with variable and uncertain budgets, the amount of business that we might receive from them may vary from year to year, regardless of the perceived quality of our business.

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

During the fiscal year ended June 30, 2008, three customers accounted for substantially all of our revenues, with the Department of Defense, Leadcom, Inc. and the Department of Energy accounting for 35%, 21% and 16% respectively, of net revenues. A substantial decrease in revenues generated from contracts from these customers could have an adverse effect on our business unless we were able to identify other customers. For the fiscal year ended June 30, 2007, the United States Air Force and Duke Energy accounted for approximately 40% and 15%, respectively, of our net revenues. If we are unsuccessful in diversifying our customer base, we may experience a significant decrease in business resulting in a material adverse effect on our financial condition and results of operations.

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

Our senior secured convertible debentures contain numerous events of default and covenants. Events of default under the debentures include:

•	failure to pay principal or any premium on any debenture when due,
•	failure to pay any interest, late fees or liquidated damages on any debenture after a period of three trading days,
•	failure to perform other covenants under the debenture that are not cured by the earlier of seven trading days after notice by holder or 15 trading days after we are aware of such default,
•	default under the other financing documents that is not cured by the earlier of five trading days after notice or ten trading days after we are aware of such default,

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

During the fiscal years ended June 30, 2008 and 2007, we generated approximately 21% and 20%, respectively, of our business from projects outside the United States. However, we anticipate that the revenue portion from overseas operations will significantly increase during Fiscal 2008. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

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

As of the date hereof, we have issued and outstanding 300,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 791 shares of Series B Preferred Stock (which together with the Series A Preferred Stock is referred to as the “Preferred Stock”). The Preferred Stock affords holders a preference to assets upon liquidation, a cumulative annual dividend and is convertible into shares of common stock, all of which rights impact the outstanding shares of common stock. The Preferred Stock's right to annual dividends makes less likely the possibility that we will declare dividends on the common stock. In the event of a liquidation of the Company's assets, holders of Preferred Stock will have a right to receive as a liquidation payment any remaining assets of the Company prior to any distributions to holders of the common stock and the holders of the Preferred Stock may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights. In addition, holders of common stock will suffer dilution upon any conversion of the Preferred Stock which could reduce the market value of the common stock.

Our common stock price has fluctuated considerably and may not appreciate in value.

Prices for our common stock have in the past, and could continue to, fluctuate significantly and will be influenced by many factors, including the liquidity of the market for the common stock, investor perception of the industry in which we operate and our products, and general economic and market conditions. Factors which could cause fluctuation in the price of our common stock include:

•	conditions or trends in the industry,
•	failure to keep pace with changing technology,
•	costs associated with developing new products and services,
•	costs associated with marketing products and services may increase significantly,
•	the timing of sales and the recognition of revenues from them,
•	government regulations may be enacted which affect how we do business and the products which may be used at government facilities,
•	downward pressure on prices due to increased competition,
•	changes in our operating expenses,
•	sales of common stock,
•	actual or anticipated variations in quarterly results, and
•	changes in financial estimates by securities analysts.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of shares of security-related companies experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be worse if the trading volume of our common stock is low.

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

Under these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and it may be more difficult to sell our securities. In addition, you may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our common stock is traded over the counter, which may result in higher price volatility and less market liquidity for our common stock.

Our common stock is quoted on the OTC Bulletin Board. As such, our common stock may have fewer market makers, lower trading volume and a larger spread between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange, the American Stock Exchange or the Nasdaq Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

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

Our executive officers, directors and principal stockholders control approximately 35% of our currently outstanding shares of common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

The issuance of shares of our common stock, or shares of our common stock underlying warrants, options, preferred stock or convertible debentures, will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our common stock. The sale of our common stock acquired, or converted or exercised into, at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. The sale of our common stock, or securities convertible or exercisable into shares of our common stock, could trigger the anti-dilution rights of our outstanding securities that have such rights, specifically our preferred stock, convertible debentures and some of our warrants, which could result in further dilution to the existing holders of our common stock who do not have anti-dilution rights. With respect to the senior secured convertible debentures and warrants that we issued in our January 2006 private financing, in the event that we issue common stock in an equity financing at a price less than the then conversion price and exercise price for the debentures and the warrants, respectively, (i) the conversion price of the debentures shall be immediately adjusted to the price at which such common stock was issued, subject to specified exempt issuances, and (ii) the exercise price of the warrants shall be reduced to the price at which such common stock was issued and the share amount shall be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. Those additional issuances of our common stock and potential triggering of existing anti-dilution rights would result in a reduction of an existing holder's percentage interest in the company.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.

There is an approximate aggregate of 10.1 million shares of our common stock, some or all of which may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a non-affiliated person who has held restricted shares for a period of six months may, under Rule144, sell into the market shares of our common stock. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights.

Our Certificate of Incorporation authorizes the issuance of up to an additional 3,898,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue a series of preferred stock with dividends, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

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

Item 2. Description of Properties

Our corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where we lease approximately 12,200 square feet of space divided among administrative (2,600 square feet) and manufacturing (9,600 square feet) space. We have renewed our lease for this space through April 30, 2018 at a rent of $7,098 per month with an option to renew through April 30, 2028. We also lease approximately 2,500 square feet of manufacturing space at 102 Commerce Circle, Madison, Alabama. We have leased this space through February 2010 at a cost of $2,200 per month. We believe that these facilities is sufficient to meet our present requirements and that we would be able to renew our present lease or obtain suitable replacement facilities

Item 3. Legal Proceedings

(i) On December 22, 2006, a former employee and shareholder of Clarion, filed a complaint against us for breach of employment contract and asset purchase agreement. Damages were sought in excess of $300,000. Although we and our advisors believe we have meritorious defenses in the case, we have agreed to a settlement offer totaling approximately $52,000. Although agreed to in principle, as of October 8, 2008, an agreement reflecting the agreement terms has not been finalized.

(ii) In September 2006 Amata Inc. filed suit in Superior Court in New Jersey against us claiming that it is owed $309,046.00 for services provided and additional charges of $217,178.00. We settled the claims for $220,000. The settlement was comprised of $200,000 in cash and 20,000 shares of common stock valued at $1.00 per share. The shares of common stock were issued in November 2007 and the final payment of $180,000 was paid in September 2008.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended June 30, 2008.

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

	Closing Bid
	High	Low
Fiscal 2008
April 1 – June 30, 2008	$0.81	$0.33
January 1 – March 31, 2008	$0.40	$0.20
Oct. 1 – December 31, 2007	$0.89	$0.33
July 1 – September 30, 2007	$1.04	$0.86
Fiscal 2007
April 1 – June 30, 2007	$1.07	$0.61
January 1 – March 31, 2007	$0.88	$0.60
Oct. 1 – December 31, 2006	$0.81	$0.34
July 1 – September 30, 2006	$0.60	$0.42

As of September 26, 2008, ECSI had approximately 195 holders of record of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-KSB. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the RISK FACTORS section in Item 1 of this Annual Report on Form 10-KSB.

Overview

We design, develop, manufacture and market technology-based integrated security systems. We also provide support services to system integrators consisting of risk assessment and vulnerability studies to ascertain a client's security requirements in order to develop a comprehensive risk management and mitigation program.

We market our products domestically and internationally to:

•	security systems integrators;
•	national and local government entities;
•	large industrial facilities and major office complexes;
•	energy facilities, including nuclear plants, power utilities and pipelines; and
•	commercial transportation centers, such as airports and seaports.

We believe that we are one of the few true totally comprehensive security solution providers in the industry. We are able to analyze a security risk and develop security solutions specifically tailored to mitigate that risk, including design, engineering and manufacturing individual components of a system as may be necessary to deliver a fully integrated security system customized to a client’s requirements. We are frequently engaged by security systems integrators, dealers/installers, and commercial architects and engineers because we are able to deliver the integrated platform of design, engineering services and fully integrated security solutions that support their requirements for the completion of a given project.

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

Accounting for Income Taxes — We record a valuation allowance to our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $1,810,684 has been recorded against our deferred tax asset at June 30, 2008.

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

Results of Operations

Year Ended June 30, 2008 (“Fiscal 2008 Period”) Compared to Year Ended June 30, 2007 (“Fiscal 2007 Period”)

Revenues. We had net revenues of $2,916,410 for the Fiscal 2008 Period, as compared to revenues of $5,600,598 for the Fiscal 2007 Period, a decrease of approximately 48%. Of the revenues reported in the Fiscal 2008 period, approximately 90% are attributable to domestic projects and 10% are attributable to international projects. The decrease in sales in the Fiscal 2008 Period is primarily attributable to a decrease in purchase orders by the DoD and other IBDSS projects, offset by an increase in higher gross margin private sector purchase orders.

Gross Margins. Gross margins for the Fiscal 2008 Period were 35% of revenue as compared to 27% of revenue for the Fiscal 2007 Period. The increase in gross margins is primarily attributable to an increase in private sector projects as well as an increase in the order mix for higher gross margin products during Fiscal 2008. In the corresponding period in 2007, we performed a greater percentage of lower gross profit generating activities such as outside purchase of equipment for the DoD purchase orders. The increase in gross margin was consistent with our strategy to focus on higher margin revenue in order to achieve profitability toward the end of Fiscal 2009.

Research and Development (R&D). R&D expenses decreased 30% in the Fiscal 2008 Period to $98,336 from $141,256 in the Fiscal 2007 Period. R&D in Fiscal 2008 was for upgrades to existing products and systems and for new product development work on the Fiber Optic Intrusion Detection System (FOIDS®), our Infrared Perimeter Intrusion Detection (IPID®) System, the Clarion Sentinal® technology and the Gamma Shark™ product.

Selling, General and Administrative (SG&A). SG&A expenses decreased approximately 35% in the Fiscal 2008 Period to $1,201,211from $1,848,297 for the Fiscal 2007 Period. The decrease in the Fiscal 2008 Period is primarily the result of management’s action to decrease certain fixed overhead and payroll costs which were undertaken commencing January 1, 2007 to support then anticipated lower revenues.

Stock Based Compensation. In the 2008 Period, we issued stock options to our directors and various employees valued at $136,573. The value of these options is being amortized over the vesting period of the underlying award. In the 2007 Period, we issued immediately vested stock to various consultants and to the directors that were valued at $123,705 at the time of issuance. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest Expense. Interest expense in the Fiscal 2008 Period was $200,472 as compared to $432,505 for the Fiscal 2007 Period. Included in interest expense is the amortization of deferred finance costs relating the offering costs and the value of the warrant issued on the private placement of the convertible debentures. Amortization expense in the Fiscal 2008 period was $66,363 as compared to $251,499 for the Fiscal 2007 period. The decrease is attributable to the fact that the debentures were issued in January 2006 as well as the acceleration of amortization on debt that was converted before the maturity date. The amortization expense amounting to $18,440 on the convertible debentures is non-cash and, therefore, has no impact on cash flow or liquidity.

Minority Interest in Subsidiary Loss. The minority interest in the loss from the foreign subsidiaries was $-0- for the Fiscal 2008 period and $4,464 for the Fiscal 2007 period. This decrease was due to the reduction in overhead and General Operating Expenses.

Amortization of Beneficial Conversion Feature. In accordance with EITF No. 00-27, we recorded an additional discount upon the issuance in January 2006 of our convertible debentures to reflect the beneficial conversion feature of the debt and amortizing this amount to the earlier of the date of conversion or the maturity date. In the 2008 and 2007 periods, the Company recorded amortization of $18,440 and $71,714 respectively..

Income Tax Benefit. We did not recognize any tax benefits from net operating losses in Fiscal 2008 or 2007.

Net Loss. Net loss before dividends for the Fiscal 2008 period was $(852,807) as compared to a loss of $(1,104,865) in Fiscal 2007.

Dividends Related to 10% Series B Convertible Preferred Stock.

We recorded dividends totaling $110,751 on our Series B Convertible Preferred Stock in Fiscal 2008 and $100,050 in Fiscal 2007. In lieu of a cash payment we have elected under the terms of the agreement whereby these securities were sold to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth or cash flow.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $1.6 million compared to $2.2 million at June 30, 2007. Net cash provided by operating activities for Fiscal 2008 was $56,858 as compared to $543,743 for Fiscal 2007.

Inventory has decreased by $9,016 in Fiscal 2008, and we anticipate a further decrease during the first half of 2009 for shipments on committed projects that have or are being released.

Day's sales outstanding (DSO) were 253 days at June 30, 2008 as compared with 144 DSO at June 30, 2007. This is due to certain payments being held until final completion of projects in Fiscal 2009.

Accounts payable and accrued expenses have increased $885,835 in the Fiscal 2008 period as payments to vendors have been made to match the collection of receivables.

Investing activities for Fiscal 2008 included equipment and software purchases totaling $2,120, primarily related to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward. Investing activities for Fiscal 2007 included $128,765 for product upgrades.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures (“the Debentures”). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of our Common Stock at a conversion price of $0.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. As of June 30, 2008, approximately $490,000 in principal amount of the Debentures remains outstanding.

In April 2006 we entered into a factoring agreement with a finance company. All borrowings were secured by outstanding receivables specifically assigned to the financing company. Assigned receivables were at the sole discretion of the financing company and advances were made on 95% of approved receivables assigned. Payments on assigned receivables were received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables were subject to fees and interest charges ranging from 0.05 percent to 7.2 percent, with a minimum annual fee of 0.8 percent. All receivables assigned and advances made were subject to return and recall by the financing company, respectively. The agreement could be terminated by giving the financing company 30 days notice. In Fiscal 2007 we repaid the balance due under this agreement in the amount of $518,866 and terminated the agreement.

In connection with the Clarion acquisition we assumed an existing loan in the amount of $95,300. The loan is payable in 34 monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum. The balance due at June 30, 2008 is $20,245.

In Fiscal 2007, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a bearing interest at the rate of 8% per annum. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid in approximately 18 months.

In July 2007, $150,000 of the loan balance due to officers was converted into 200,000 shares of the Company's Common Stock. In May 2007, $150,000 of the loan balance was converted into 200,000 shares of the Company’s common stock.

We expect that cash on hand together with collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

Discussion of Results, Business Outlook and Identifiable Industry Trends

Spending in the security industry has increased over the last year as the U.S. Congress has continued to allocate money to fund homeland security initiatives. We expect this trend will continue for the foreseeable future. As a result, the level of new proposals continues and our committed backlog, including the IBDSS awards from the U.S. Air Force, is the largest backlog in our history. We cannot, however, assure you that we will complete any or all of the orders comprising our backlog within the anticipated time frame. Our experience has taught us that all of these anticipated releases and new contracts are subject to cancellation or delay, thus we cannot be certain of the total realized revenue amount of our backlog and do not even reference the total dollar amount of our present backlog or submitted proposals.

Our sales dependency has continued to shift from our President and Chief Executive Officer, Arthur Barchenko, to program and project managers to meet our revenue objectives. During the last year, we continued to mitigate the concentration of sales efforts by (i)  engaging independent sales representatives to market our products and generate sales opportunities and (ii) expanding sales efforts through dealer-installers and system integrators in geographic regions on which we have not focused our resources in years past such as the Caribbean, Latin America, Egypt and the Middle East, China and Africa, where we are developing projects that management believes will result in ongoing revenue.

During the Fiscal 2008 period, we submitted bids on 52 new projects for work to be performed at our Clifton, New Jersey and Madison, Alabama facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by customers upon short notice with little or no penalty, as is typical in our industry.

We believe these steps and others we expect to implement over the course of Fiscal Year 2009 will help us to achieve revenue stability with improved gross margins and consistent and steady growth in the years ahead.

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

Business Outlook

As global economic prospects began to change during 2007, orders and commitments continued to increase. Currently, purchase order commitments continue to grow. However, our historical results have taught us that the release of funds that support contracts and orders may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus, we cannot be certain of the total realized value and revenue which we will generate from committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments sometime within the next 8 to 12 months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

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

Business Approach

Over the last several years we have tried to develop contacts and relationships through our marketing programs and staff with clearly defined and targeted potential strategic partners. The strategic relationship framework provides a comprehensive and thorough mechanism for developing and implementing corporate strategy. Our advisory board determined early in our existence that, given our size and the criticality of our business situation, the strategic relationship framework would provide us with a non-resource exhaustive and more expedient and efficient means of entering new markets. This approach has met with considerable success and we continue to seek strategic alliances.

We believe we are positioned for economic success during Fiscal 2009 which should continue into 2010 and beyond. A number of factors contribute to this outlook.

•
Our selection by the United States Air Force, Force Protection Office, as one of four companies, two multinational and two small business organizations, entitled us to submit proposals to obtain contracts to supply technology and security system upgrades over the next nine- month period.

•
Our estimate that orders recently received, including nuclear power station security upgrades; Hanscom Air Force Base equipment purchases; and Honeywell, Sandia and Indyne relationships resulting in product purchase orders will yield significant sales in 2009.

•	The conclusion of agreements with new strategic partners for the U.S. Navy base security upgrade program will be a source of material orders during Fiscal 2009 and for the next three years.
•	We have entered into agreements with a number of large system integrators for the U.S. Air Force FPS2 initiative as a technology supplier.
•	We concluded a marketing agreement with Global Trade of China to pursue the energy and military markets in China.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Financial Accounting Statement (FAS) 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on our consolidated results of operations or financial position.

In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”.  This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for non-financial assets and non-financial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, from the application of FASB Statement No. 157.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating what impact FAS 161 will have on our consolidated financial statements, but it currently does not expect the effect to be material.

In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This position is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect that the adoption of FSP 142-3 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 162 will have on its financial position, results of operations, cash flows, and disclosures.

In May 2008, FASB issued FSP Accounting Principles Board No. 14−1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14−1”).  FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's non−convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14−1 will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning July 1, 2009. We are currently evaluating the effect of adopting FSP APB 14−1 on its financial statements.

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This issue is effective fiscal years ending after December 15, 2008  We are currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

Item 7. Financial Statements

The information called for by this Item 7 is included following the “Index to Financial Statements” contained in this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T) Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management, including our principal executive officer who also serves as our principal financial and accounting officer, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our principal executive officer who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control -  Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

During the year ended June 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Item 8B. Other Information.

On June 9, 2008, General Gordon E. Fornell, USAF (Retired) was appointed to our Board. General Fornell, age 71, retired from active duty in the USAF in 1993. Since retiring, he has been a private consultant in the field of security technology and its applications. General Fornell is also a member of the Defense Support Initiative of the Okaloosa County Economic Development Council, President of the Air Force Museum Foundation, and member of the Mid Bay Bridge Authority.

PART III

The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 2008 and such information is incorporated herein by reference.

Item 13. Exhibits

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation of Electronic Control Security Inc.	1
3.2	Certificate of Amendment to Certificate of Incorporation of Electronic Control Security Inc.	2
3.3	Certificate of Amendment to Certificate of Incorporation	3
3.4	By-Laws of Electronic Control Security Inc.	1
3.5	Certificate of Incorporation of SEM Consultants III, Inc.	1
3.6	By-Laws of SEM Consultants III, Inc.	1
3.7	Certificate of Incorporation of ECSI International, Inc.	1
3.8	By-Laws of ECSI International, Inc.	1
3.9	Certificate of Incorporation of ECSI FOIDS, Inc.	1
3.10	By-Laws of ECSI FOIDS, Inc.	1
3.11	Certificate of Incorporation of ECSI-DSA, Inc.	1
3.12	By-Laws of ECSI-DSA, Inc.	1
3.13	Memorandum of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
3.14	Articles of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
4.1	Form of Common Stock Purchase Warrant issued June 30, 2004	3
4.2	Form of Common Stock Purchase Warrant issued January 13, 2006	4
4.3	Form of Senior Secured Convertible Debenture due January 11, 2009.	4
4.4	Registration Rights Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
10.1	Lease Agreement with 580 Brighton Road Associates for space in Clifton, New Jersey.	1
10.2	Securities Purchase Agreement dated June 30, 2004.	3
10.3	Registration Rights Agreement dated June 30, 2004.	3
10.4	Securities Purchase Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the purchasers named therein.	4
10.5	Security Agreement, dated January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
14.1	Code of Ethics and Business Conduct	4
31	Certifications of Chief Executive Officer.	6
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	6

* * * *

1.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form 10-SB filed with the Commission on February 16, 2001.
2.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form SB-2 filed with the Commission on June 6, 2002.
3.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on July 1, 2004.
4.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on January 18, 2006
5.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on March 8, 2005.
6.	Filed as an Exhibit hereto.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Arthur Barchenko Name: Arthur Barchenko Title: President, Chief Executive Officer (and Principal Financial and Accounting Officer Dated: October 10, 2008

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Arthur Barchenko Arthur Barchenko	President, Chief Executive Officer (and Principal Financial and Accounting Officer) and Director	October 10, 2008
/s/ Natalie Barchenko Natalie Barchenko	Treasurer and Director	October 10, 2008
/s/ Edward Snow Edward Snow	Director	October 10, 2008
/s/ Stephen Rossetti Stephen Rossetti	Director	October 10, 2008
/s/ Gordon E. Fornell Gordon E. Fornell	Director	October 10, 2008
/s/ Ronald Thomas Ronald Thomas	Director	October 10, 2008

ELECTRONIC CONTROL SECURITY INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
October 10, 2008

Electronic Control Security Inc.
Consolidated Balance Sheets

	June 30, 2008	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$72,592	$58,107
Accounts receivable, current portion, net of allowance of $100,000	1,447,880	919,671
Accounts receivable, retainage	797,888	797,888
Inventories	2,152,533	2,161,549
Other current assets	337,461	358,122
Total current assets	4,808,354	4,295,337
Property, equipment and software development costs - net	306,788	448,470
Intangible assets - net	1,198,367	1,281,612
Accounts receivables, non-current portion	0	73,923
Goodwill	50,000	50,000
Deferred income taxes	460,750	442,300
Other assets	156,382	156,614
	$6,980,641	$6,748,256
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,675,299	$1,982,336
Current maturities of long-term debt	106,991	100,841
8% Convertible debentures (net of discounts of $45,214)	444,786	-
Payroll taxes payable	613	799
Total current liabilities	3,227,689	2,083,976
Noncurrent liabilities
Long-term debt	-	35,831
8% Convertible debentures (net of discounts of $130,017)	-	369,983
Due to officers and shareholders	444,308	622,655
Deferred income taxes	66,950	48,500
Total liabilities	3,738,947	3,160,945
Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 325,000 shares issued and outstanding, respectively	3,000	3,250
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,485 per share liquidation preference; 2,000 shares authorized, 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 10,249,259 and 9,740,267 shares issued; 10,149,259 and 9,640,267 shares outstanding	10,249	9,740
Additional paid-in capital	12,735,943	12,118,260
Accumulated deficit	(9,502,288)	(8,538,730)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	3,241,694	3,587,311
	$6,980,641	$6,748,256

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2008	2007

Revenues	$2,916,410	$5,600,598
Cost of revenues	1,894,215	4,092,450

Gross profit	1,022,195	1,508,148

Research and development	98,336	141,256
Selling, general and administrative expenses	1,201,211	1,848,297
Stock based compensation	136,543	123,705

Loss from operations	(413,895)	(605,110)

Other (income) expense
Interest expense	200,472	432,505
Minority interest in subsidiary loss	0	(4,464)
Legal settlement	220,000	0
Amortization of beneficial conversion feature on convertible debt	18,440	71,714

Total other (income) expense	438,912	499,755

Loss before income taxes	(852,807)	(1,104,865)

Income taxes	-	-

Loss before dividends	(852,807)	(1,104,865)

Dividends related to convertible preferred stock	110,751	100,050

Net loss attributable to common shareholders	$(963,558)	$(1,204,915)

Net loss per share:
Basic	$(0.10)	$(0.14)
Diluted	$(0.10)	$(0.14)

Weighted average number of common shares and equivalents:
Basic	10,044,762	8,820,450
Diluted	10,044,762	8,820,450

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Changes in Shareholders Equity
	Series A Convertible Preferred Stock Shares	Amount	Series B 10% Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Subscribed	Treasury Stock	Total	Comprehensive Income (Loss)

Balances at July 1, 2006	325,000	$3,250	791	$1	8,823,601	$8,823	$11,200,712	$(7,333,815)	$4,790	$-	$(10,000)	$3,873,761

Conversion of preferred stock												0

Dividend on preferred stock							100,050	(100,050)				0

Common stock subcribed, shares held in escrow					4,800,000	4,800	1,195,200			(1,200,000)		0

Cancellation of stock subscription					(4,800,000)	(4,800)	(1,195,200)			1,200,000		0

Conversion of convertible debentures					666,666	667	499,333					500,000

Conversion of stockholder loan					200,000	200	149,800					150,000

Issuance of stock and warrants for services					50,000	50	44,660					44,710

Stock based compensation							123,705					123,705

Net loss								(1,104,865)				(1,104,865)	(1,104,865)

Balances at June 30, 2007	325,000	3,250	791	1	9,740,267	9,740	12,118,260	(8,538,730)	4,790	0	(10,000)	3,587,311

Conversion of preferred stock	(25,000)	(250)			28,409	28	222					0

Dividend on preferred stock							110,751	(110,751)				0

Conversion of convertible debentures					17,892	18	13,379					13,397

Conversion of stockholder loan					200,000	200	149,800					150,000

Issuance of stock and warrants for services					23,400	23	17,752					17,775

Issuance of stock in lieu of amounts payable					239,291	239	189,236					189,475

Stock based compensation							136,543					136,543

Net loss								(852,807)				(852,807)	(852,807)

Balances at June 30, 2008	300,000	$3,000	791	$1	10,249,259	$10,249	12,735,943	$(9,502,288)	$4,790	$0	$(10,000)	$3,241,694	$(1,104,865)

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2008	2007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(852,807)		$(1,104,865)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	293,410		513,628
Allowance for bad debt			50,000
Stock based compensation	136,543		123,705
Minority interest in subsidiary loss	0		(4,464)
Amortization of beneficial conversion feature on convertible debt	18,440		71,714
Increase (decrease) in cash attributable to changes in assets and liabilties
Accounts receivable	(454,286)		800,942
Inventory	9,016		142,340
Other current assets	20,661		(126,142)
Other assets	232		28,477
Accounts payable and accrued expenses	885,835		68,923
Payroll taxes payable	(186)		(20,515)

Net cash provided by operating activities	56,858		543,743

Cash flows from investing activities:
Acquisition of property, equipment and software development	(2,120)		(128,765)

Net cash used in investing activities	(2,120)		(128,765)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	17,775
Repayment of short-term borrowing	-		(518,866)
Payments on long-term debt	(29,681)		(19,250)
Loans from officers and shareholders - net	(28,347)		156,232

Net cash used in financing activities	(40,253)		(381,884)

Net increase in cash and cash equivalents	14,485		33,094

Cash and cash equivalents at beginning of period	58,107		25,013

Cash and cash equivalents at end of period	$72,592		$58,107

Noncash financing and investing activities:
Stock issued upon conversion of stockholder loan	$150,000		$150,000
Stock issued upon conversion of debentures	$13,397		$500,000
Stock issued in lieu of amounts payable	$189,475		$44,710
Obligations incurred in connection with purchase of equipment		$	$ 101,762

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$72,820		$104,740
Taxes	$-	$

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

Software Development Costs

Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 5 years. Approximately $18,200 of software development costs have been capitalized for the year ended June 30, 2007. There were no software development costs for the year ended June 30, 2008.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
Stock options	1,124,500	999,500
Warrants	556,522	2,803,397
Convertible debentures	653,333	666,667
Convertible Preferred Stock	1,906,984	1,787,727

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty Reserve

All of the Company’s products carry a warranty, and the Company maintains a reserve for warranty work based on historical experience and anticipation of possible warranty work.

Research and Development

Research and development expenditures are expensed as incurred. Research and development costs for the years ended June 30, 2008 and 2007 amounted to $98,336 and $141,256, respectively.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The application of this standard did not have a material effect on the Company's results of operations or its financial condition. During the year ended June 30, 2008, the Company recognized no adjustments from uncertain tax positions.

Intangible Assets

The cost of licenses, patents, and trademarks are being amortized on the straight-line method over their useful lives, ranging from 5 to 20 years.

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended June 30, 2008 and 2007 were approximately $10,300 and $11,200, respectively.

Shipping and Handling

Shipping and handling costs are recorded as costs of revenues and are approximately $18,700 and $11,500 for the years ended June 30, 2008 and 2007, respectively.

Stock Based Compensation

Effective July 1, 2007, the Company adopted SFAS Statement of Financial Accounting Standards Statement No. 123(R) "Share Based Payment" ("SFAS 123(R)) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123(R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are representative of their fair value due to the short-term maturity of these instruments. The carrying value of the Company’s long-term debt is considered to approximate its fair value, based on current market rates and conditions.

Recent Pronouncements

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”.  This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for non-financial assets and non-financial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, from the application of FASB Statement No. 157.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating what impact FAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This position is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect that the adoption of FSP 142-3 will have on the Company’s consolidated financial position and results of operations.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 162 will have on its financial position, results of operations, cash flows, and disclosures.

In May 2008, FASB issued FSP Accounting Principles Board No. 14−1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14−1”).  FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's non−convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14−1 will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the effect of adopting FSP APB 14−1 on its financial statements.

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This issue is effective fiscal years ending after December 15, 2008  The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

Note 3 - Inventories

Inventories at June 30, 2008 and 2007 consist of the following:

	2008	2007
Raw materials	$358,877	$384,366
Work-in-process	467,297	328,888
Finished goods	1,326,359	1,448,295
	$2,152,533	$2,161,549

Note 4 – Property, Equipment and Software Development Costs

Property, equipment and software development costs consist of the following:

	2008	2007
Furniture and fixtures	$70,551	$70,551
Machinery and equipment	858,512	856,391
Improvements	23,008	23,008
Software	106,415	106,415
Software development costs	526,760	526,760
	1,585,246	1,583,125
Less: accumulated depreciation and amortization	1,278,458	1,134,655
	$306,788	$448,470

Depreciation expense was $143,808 and $178,884 for the years ended June 30, 2008 and 2007, respectively.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Intangibles

	June 30, 2008		June 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Licenses	$74,000	$50,467	$74,000	$50,467
Patent	852,793	156,240	852,793	109,367
Trademarks	577,263	96,210	577,263	67,347
Other	8,881	5,920	8,881	4,144

	$1,512,937	$314,570	$1,512,937	$231,325

Amortization expense charged to operations was $83,245 for each of the years ended June 30, 2008 and 2007. Future annual amortization expense for the licenses and other intangible assets is expected to be approximately $9,300 for the next 1.5 years and $75,700 for the patents and trademarks through 2022, their estimated remaining useful lives.

Note 6 - Long-Term Debt

In connection with the Clarion acquisition, the Company assumed an existing loan in the amount of $95,300. The loan was payable in 34 monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum. The balance due at June 30, 2008 is $20,245..

In fiscal 2007, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a note bearing interest at the rate of 8%. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid over the next 12 months. Collateral for the note is the underlying equipment. The balance in the note at June 30, 2008 was $86,746.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investors in the private placement received three-year warrants to purchase up to an aggregate of 434,783 shares of the Company’s Common Stock at a per share exercise price of $2.00 (the "Warrants"). The Warrants may be exercised on a cashless basis following the first anniversary of issuance if a registration statement covering the Common Stock issuable upon exercise of the Warrants is not in effect at the time of exercise.

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

For financial reporting purposes, the Company recorded a discount of $223,096 to reflect the value of the Warrants and a discount of $193,350 to reflect the value of issuance costs and will be amortizing this amount to the earlier of the date of conversion or maturity. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on the debentures of $118,748 to reflect the beneficial conversion feature of the debt and is amortizing this amount to the date of maturity. The amortization of the discounts and beneficial conversion amounted to $84,803 and $323,213, respectively, for the years ended June 30, 2008 and 2007.

In May 2006, in connection with the execution of the factoring agreement the conversion price and exercise price of the Debentures and Warrants were reduced to $0.75

From April to June 2007 a total of $500,000 in principal was converted into 666,666 shares of the Company's common stock. In November 2007 an additional $10,000 in principal was converted into 13,355 shares.

Note 8 - Due to Officers and Shareholders

These amounts represent interest bearing advances and are due on demand. At the present time, the officers and shareholders do not contemplate requesting repayment of these loans within the next fiscal year. On May 14, 2007, and subsequently on July 11, 2007, $150,000 of the outstanding loan balance was converted in 400,000 shares of the Company's common stock.

Note 9 - Legal Settlement

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

Note 10 - Income Taxes

The provision for taxes for the year ended June 30, 2008 and 2007 includes the following components:

	2008	2007
Current
Federal	$-	$-
State	-	-
Foreign	-	-
-		-
Deferred
Federal	-	-
State	-	-
Foreign	-	-
	-	-

	$-	$-

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax accounts as of June 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets
Net operating loss carryforward	$2,068,631	$1,891,136
Stock based compensation	159,014	104,397
Other	44,001	95,849
	2,271,646	2,091,382
Deferred tax liabilities
Depreciation and amortization	67,162	48,385
Subtotal	2,204,484	2,042,997
Valuation allowance	(1,810,684)	(1,649,197)

Net deferred tax assets	$393,800	$393,800

The valuation allowance at June 30, 2006 was $1,244,112.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

	2008	2007
Expected federal tax at statutory rate	$(327,610)	$(669,563)
State taxes, net of federal tax effect	(57,790)	(115,379)
Foreign rate differential	(23)	(2,780)
Non deductible expenses	77,986	173,890
Change in valuation allowance	307,437	552,019
Other	-	61,812
	$-	$-

At June 30, 2008 the Company had net operating loss carryforwards for federal and state income tax purposes of $4,400,204 and $3,667,866 respectively, expiring through 2029. The Company has foreign net operating loss carryforwards of $606,646 with no expiration date.

The Company and its subsidiaries have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48) effective July 1, 2007. The Company has identified its federal consolidated tax return as a “major” taxing jurisdiction as defined under FIN 48. At June 30, 2008, the company has evaluated its tax filings with this major tax jurisdiction for the fiscal years 2005 through 2008. These years remain open and can be subjected to an examination. Based on its evaluation, the Company believes that its income tax filing positions and deductions would be sustained under examination; and does not anticipate any adjustments would result in a material change in its financial position. Therefore, no allowances for uncertain income tax positions, including interest and penalties, were required to be recorded at June 30, 2008 pursuant to FIN 48. Additionally, no cumulative effect of an accounting change resulted from the Company’s initial adoption of this FASB Interpretation.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Shareholders’ Equity

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

As of June 30, 2008, 700,000 shares of Series A Preferred were converted into a like amount of common stock.

Cumulative but undeclared dividends at June 30, 2008 total approximately $180,000.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Incentive Plan

In October 2006, the Board adopted the Equity Incentive Plan, which was approved by the shareholders at the annual meeting of shareholders held in December 2006. The Equity Incentive Plan is intended to succeed the Incentive plan, which expired in September 2006. 2,000,000 shares are reserved for issuance under the Equity Incentive Plan. The Equity Incentive Plan will be administered by the Board of Directors or, at the discretion of the Board, by a committee consisting of at least two directors. The administrating body, whether it be the Board of Directors or a committee of the type described above, is sometimes referred to as the "Committee." The Committee is authorized from time to time to select and to grant awards under the Equity Incentive Plan to such key employees, non-employee directors, and consultants of the Company and its subsidiaries as the Compensation Committee, in its discretion, selects. The Compensation Committee is authorized to delegate any of its authority under the Equity Incentive Plan (including the authority to grant awards) to such executive officers of the Company as it thinks appropriate and is permitted by Rule 16B-3 of the Exchange Act and Section 162(m) of the Code. The Equity Incentive Plan allows for the grant of a number of different types of awards, including both incentive and non-statutory stock options, stock appreciation rights, restricted stock grants, performance units, cash payments and other stock-based awards.

Non-Statutory Stock Option Plan.

The Company also adopted a Non-Statutory Stock Option Plan and have reserved 250,000 shares of common stock for issuance to directors, employees and non-employees. Stock options granted pursuant to this plan will be non-transferable and expire, if not exercised within five years from the date of the grant. Stock options will be granted in such amounts and at such exercise prices as our board of directors may determine.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option activity for 2008 and 2007 is summarized as follows:

		Weighted
		Average
		Exercise
	Options	Price

Options outstanding, July 1, 2006	1,504,500	$1.31
Granted	552,000.75
Exercised
Forfeited	(1,057,500)	1.41

Options outstanding, June 30, 2007	999,500.89

Granted	125,000	$.75
Forfeited	—	—

Options outstanding, June 30, 2008	,1,124,500	$.88

Aggregate intrinsic value	$-0-

Exercisable at June 30, 2008	1,062,000	$.88

Shares of common stock available
for future grant under the plans	1,343,000

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options. There were no option exercises in fiscal 2007 or 2008.

The following table summarizes information about stock options outstanding at June 30, 2008.

				Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price

$.30	40,000	3.11	$.30	40,000	$.30
$.75	657,000	7.14	$.75	594,500	$0.75
$1.00-1.07	190,000	6.12	$1.02	190,000	$1.02
$1.20	237,500	6.56	$1.20	237,500	$1.20

$.30-$1.20	1,124,500	6.70	$.88	1,062,000	$.88

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2008 and 2007.using the Black-Scholes option-pricing:

	2008	2007

Risk free interest rate	3.02%	4.58%
Expected life	4.5	5.16
Expected volatility	119.%	133.5%
Dividend yield	0%	0%

Weighted-average grant date fair value per share	$0.22	$0.52

As of June 30, 2008, there was $46,658 of total unrecognized compensation cost related to nonvested options granted. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Escrow Shares

In connection with purchase of the Clarion Assets, the Company issued 394,682 shares of its Common Stock. The Shares are being held in escrow pursuant to the terms of an escrow agreement among ECSI, Clarion and the Clarion Stockholders in order to indemnify the Company from and against, any adverse consequences which may result from an inaccuracy in or breach of any representation, warranty, covenant or other provision set forth in any of the Asset Purchase Agreement or related agreements. During such time as the Shares are held in escrow, they shall be entitled to participate in any dividends or other distributions upon the common stock and to vote (as directed by a representative of the Clarion Stockholders) in all matters presented to holders of common stock but shall not be assignable or transferable, other than by operation of law.

The Shares are to be released from escrow for distribution to the Clarion Stockholders upon the earlier of (i) March 3, 2008 or (ii) after the fiscal year in which the Subsidiary achieves sales in excess of $3,000,000 and net earnings before taxes in excess of $600,000

Note 12 - Concentrations and Economic Dependency

The Company had three customers that accounted for 26%, 22% and 10%, respectively of net revenues for year ended June 30, 2008 and two customers that accounted for 50% and 20%, respectively, of net revenues for year ended June 30, 2007. Three customers accounted for 83% of the accounts receivables as of June 30, 2008. At June 30, 2008 approximately 31% of accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year and at year end, the Company had cash deposits in a bank in excess of FDIC limits. The Company periodically reviews the financial condition of the bank to minimize its exposure.

Note 13 – Commitments and Contingencies

Lease Agreements

Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2008 are as follows:

2009	$93,500
2010	86,000
2011	70,000
2012	71,000
2013	73,000
Thereafter	372,000
$765,500

Rent expense under all operating leases was $116,281 and $128,252 for the years ended June 30, 2008 and 2007.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company anticipates the contingent payments made, if any, will be treated as additional purchase price and included as an addition to the identifiable intangible assets. As of June 30, 2008, the Company is not liable for any contingent payments and, therefore, has not accrued any at this time. The Company will continue to asses its liability under the contingent payment arrangement in each successive quarter, and will record additional purchase price through an increase to intangible assets, if and when a liability is realized.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements

Contract costs, including indirect costs, are subject to audit by agencies of the United States Government. Contract costs incurred through June 30, 2007 are currently being audited. Management believes future adjustments, if any, from government cost audits will not have a material effect on the financial statements.

Note 14 – Geographic Data

The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

	U.S.	% of total	Middle East	% of total
For the year ended
June 30, 2008
Revenue	$2,916,410	100.00%	$—	—
Operating loss	(413,509)	99.91%	(386)	.09%
Identifiable assets	6,618,698	94.82%	361,943	5.18%

For the year ended
June 30, 2007
Revenue	$5,600,598	100.00%	$—	—
Operating loss	(558,783)	92.34%	(46,327)	7.66%
Identifiable assets	6,386,313	95.05%	332,927	4.95%

Note 15 – Related Party Transactions

The Company made non-interest bearing advances that are due on demand to a former officer and director of the Company. The balances outstanding at June 30, 2008 and 2007 was $50,250.

Note 16 - Subsequent event

Legal Settlement

On December 22, 2006, a former employee and shareholder of Clarion filed a complaint against the Company for breach of employment contract and asset purchase agreement. Damages were sought in excess of $300,000. Although the Company and its advisors believe they have meritorious defenses in the case, they have agreed to a settlement offer totaling approximately $52,000. Although agreed to in principle, as of October 3, 2008, an agreement reflecting the agreement terms has not been finalized. The shares will be held in escrow until certain issues are resolved between the Company and the proposed shareholders. We expect these to be resolved during the first half of Fiscal 2009.