Form 10-Q
period 2008-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2008-11-14
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 0-26721

ELECTRONIC CONTROL SECURITY INC.
(Exact name of small business issuer as specified in its charter)

NEW JERSEY	22-2138196
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

790 BLOOMFIELD AVENUE, CLIFTON, NEW JERSEY 07012
(Address of principal executive offices)

(973) 574-8555
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2008, Electronic Control Security Inc. had outstanding 10,149,259 shares of common stock, par value $.001 per share.

INDEX PAGE

PART I -- FINANCIAL INFORMATION

Electronic Control Security Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$12,749	$72,592
Accounts receivable, current portion, net of allowance of $100,000	1,939,202	1,447,880
Accounts receivable, retainage	273,459	797,888
Inventories	2,165,898	2,152,533
Other current assets	329,092	337,461
Total current assets	4,720,400	4,808,354

Property, equipment and software development costs - net	277,567	306,788
Intangible assets - net	1,177,556	1,198,367
Goodwill	50,000	50,000
Deferred income taxes	460,750	460,750
Other assets	156,880	156,382
	$6,843,153	$6,980,641
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,739,489	$2,675,299
Current maturities of long-term debt	82,490	106,991
8% Convertible debentures (net of discounts of $24,428 and $45,214)	465,572	444,786
Payroll taxes payable	613	613
Total current liabilities	3,288,164	3,227,689

Noncurrent liabilities
Due to officers and shareholders	438,860	444,308
Deferred income taxes	66,950	66,950
Total liabilities	3,793,974	3,738,947

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,522 and $1,485 per share liquidation preference; 2,000 shares authorized,
791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
10,249,259 and 10,249,259 shares issued; 10,149,259 and 10,149,259
shares outstanding	10,249	10,249
Additional paid-in capital	12,808,841	12,735,943
Accumulated deficit	(9,767,702)	(9,502,288)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,049,179	3,241,694
	$6,843,153	$6,980,641

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$825,516	$1,127,571
Cost of revenues	707,053	856,366

Gross profit	118,463	271,205

Research and development	40,334	27,834
Selling, general and administrative expenses	218,610	357,167
Stock based compensation	43,294	56,340

Loss from operations	(183,775)	(170,136)

Other (income) expense
Interest expense	47,422	35,211
Legal settlement	-	220,000
Amortization of beneficial conversion feature on convertible debt	4,612	4,706

Total other (income) expense	52,034	259,917

Loss before income taxes	(235,809)	(430,053)

Income taxes	-	-

Loss before dividends	(235,809)	(430,053)

Dividends related to convertible preferred stock	29,605	26,814

Net loss attributable to common shareholders	$(265,414)	$(456,867)

Net loss per share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Weighted average number of common shares and equivalents:
Basic	10,149,259	9,846,299
Diluted	10,149,259	9,846,299

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(235,809)	$(430,053)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	66,206	77,030
Stock based compensation	43,294	56,340
Amortization of beneficial conversion feature on convertible debt	4,612	4,706
Increase (decrease) in cash attributable to changes in assets and liabilties
Accounts receivable	33,107	(202,737)
Inventory	(13,365)	18,450
Other current assets	8,369	(7,630)
Other assets	(498)
Accounts payable and accrued expenses	64,190	430,504
Payroll taxes payable	-	(178)

Net cash used in operating activities	(29,894)	(53,568)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	17,775
Payments on long-term debt	(24,501)	(8,250)
Loans from officers and shareholders - net	(5,448)	(2,170)

Net cash provided by (used in) financing activities	(29,949)	7,355

Net decrease in cash and cash equivalents	(59,843)	(46,213)

Cash and cash equivalents at beginning of period	72,592	58,107

Cash and cash equivalents at end of period	$12,749	$11,894

Noncash financing and investing activities:
Stock issued upon conversion of stockholder loan	$-	$150,000
Stock issued in lieu of amounts payable	$-	$6,225

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,800	$35,211
Taxes	$-	$-

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.

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

	2008	2007

Stock options	1,124,500	999,500
Warrants	556,522	2,803,397
Convertible debentures	653,333	666,667
Convertible preferred stock	1,946,459	1,823,479

Note 3 - Inventories

Inventories consist of the following:

	September 30,	June 30,
	2008	2008

Raw materials	$372,369	$358,877
Work-in-process	352,745	467,297
Finished goods	1,440,784	1,326,359
	$2,165,898	$2,152,533

Note 4 - Legal Settlement

On December 22, 2006, a former employee and shareholder of Clarion filed a complaint against the Company for breach of employment contract and asset purchase agreement. Damages were sought in excess of $300,000. As of October 30, 2008 the parties agreed to settle the matter for $52,367. The settlement included an initial payment of $16,367 and $2,000 per month for 18 months.

Note 5 - New Authoritative Pronouncements

The Company does not anticipate the adoption of any recently-issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the notes related to those statements. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the annual report for the year ended June 30, 2008 on Form 10-KSB.

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

During the quarter ended September 30, 2008, the Company submitted proposals on major projects in South Korea, Two U S Air Force facilities and a nuclear power station valued at approximately $850,000. Of these proposals, $750,000 were awarded, and we anticipate approval and funding for the balance by the end of second quarter or early third quarter of fiscal 2009.

In January 2008, the Company received a contract for a United Nations facility in North Africa for over $1.5 million to be delivered over a ten-month period which we began billing against in the quarter ended March 31, 2008. We continue to produce and ship against this contract. Further, we are also currently working with Lockheed Martin on the proposal for the Washington Naval security facility up grade program in the Washington D.C. area.

The Company is a sub-contractor to Raytheon Services responsible for the sustainment portion on the ATFP-NAVFAC program for the southwest and northwest naval facilities. Raytheon Services has been awarded the contract for these facilities, and the sustainment portion of the contract is valued at over $2.2 million. The contract for sustainment of these facilities is still scheduled to be released, but we have not received any further word as to when.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 ("2008 Period") COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2007 ("2007 Period")

REVENUES. We had net revenues of $825,516 for the 2008 Period as compared to $1,127,571 for the 2007 Period, representing a decrease of approximately 26.80%. The decrease in net revenues during the 2008 Period as compared to the 2007 Period is primarily attributable to the delivery of a government contract having a gross margin of 9% which offset the higher gross margin achieved in sales to the private sector. Management’s decision to pursue commercial-industrial sales, which will afford higher gross margins, rather than the DoD prime contract sales that afford greater sales volume but significantly lower gross margins is still our primary objective. Further, task orders awarded on contracts now in-house for U.S. Air Force facilities and ATFP-NAVFAC programs through the large system integrators have been delayed due to the governmental approval process and/or lack of funding.

GROSS MARGINS. Gross margins for the 2008 Period were 14.35% as compared to 24.05% of revenue for the 2007 Period. The decrease in gross margins for the 2008 Period compared to the corresponding period in 2007 is primarily attributable to an increase in the order mix of lower gross margin products to the government under the IBDSS contract which resulted in an increase in material costs.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of those incurred in designing and developing upgrades to existing products and systems.  Research and development expenses for the 2008 Period were $40,334 as compared to $27,834 for the corresponding period in 2007. The decrease is primarily attributable to the curtailment of certain product enhancement research and development programs in order to conserve cash.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 2008 Period were $218,610 compared to $357,167 for the corresponding period in 2007. The decrease is primarily attributable to a concerted effort by management to reduce SG&A costs including a reduction in personnel to maintain a relationship with the reduction in sales.

STOCK BASED COMPENSATION. We have issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

LOSS FROM OPERATIONS. The net loss from operations increased from $170,136 in the 2007 Period to $183,775 in the 2008 Period.

INTEREST EXPENSE. Interest expense in the 2008 Period was $47,422 as compared to $35,211 incurred during the 2007 Period. The increase in the 2008 Period is attributable to the higher average amount of total outstanding debt balances. Also included in interest expense in the 2008 and 2007 Periods is $16,174 and $16,503, respectively, of amortization of deferred finance costs relating to the offering costs and the value of the warrants issued on the private placement of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of our convertible debentures in January 2006 to reflect the beneficial conversion feature of the debt and amortized this amount to the date of maturity. Amortization for the 2008 Period totaled $4,612 compared to $4,706 in the 2007 Period..

MINORITY INTEREST IN SUBSIDIARY LOSS. There was no minority interest in the loss attributable to the foreign subsidiary for the 2008 Period and none for the 2007 Period. Management had taken steps to eliminate the general and administrative expenses related to this subsidiary.

LEGAL SETTLEMENT. We recorded a charge of $220,000 in the 2007 Period in connection with the settlement of a lawsuit by one of our vendors. Under the settlement agreement, we remitted $20,000, assigned our right to receive payment under certain contracts in an aggregate amount of $180,000, and issued 20,000 shares of our Common Stock.

NET LOSS. Net loss before deemed dividends related to preferred stock for the 2008 and 2007 Periods was $(235,809) and $(430,053), respectively

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $29,605 on our Series B Convertible Preferred Stock in the 2008 Period and $26,814 in the 2007 Period. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had working capital of approximately $1.43 million compared to approximately $1.58 million at June 30, 2008. Net cash used in operating activities for the 2008 period was $29,894 as compared to $53,568 provided by operating activities for the 2007 period.

Inventory has increased by $13,365 during the three months ended September 30, 2008 and still remains relatively high in anticipation of shipments for committed projects.

Accounts receivable collection days’ sales outstanding (DSO) were 243 days at September 30, 2008 as compared to 253 days at June 30, 2008. A substantial amount of the receivables have been paid on the Tinker Air Force Base Project, and a release of funds on certain overseas projects have also been received during the past few months. Further, we expect approvals on certain task orders during the third and fourth quarter of fiscal 2009.

Accounts payable and accrued expenses have increased by $64,190 to $2,739,489 for at September 30, 2008 as payments to vendors match the corresponding decrease in collection of accounts receivable.

We do not have any material commitments for capital expenditures going forward.

In January 2006, we raised net proceeds of $831,000 from the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures"). Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property. The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. As of September 30, 2008, approximately $490,000 in principal amount of the debentures remains outstanding.

We expect that cash on hand together with new sales now in process and anticipated collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months. We have retained the services of Blue Sky Capital Strategies, LLC to assist in the improvement of the Company’s liquidity position as well as G2 Capital under none exclusive result based compensation to assist the Company in obtaining non-equity based debt through letters of credit, bank lines, guarantees, vendor/partner or other trade finance facilities. The Company is also negotiating with a number of investors for new sources of financing that will allow the Company to take out the existing Convertible Debenture holders and establish a new line of working capital to support sales going forward. However, there can be no assurance that we will be able to raise additional capital.

ITEM 4A(T). CONTROLS AND PROCEDURES.

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

None.

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

ELECTRONIC CONTROL SECURITY INC.

Date: November 14, 2008	By:	/s/ Arthur Barchenko
Arthur Barchenko President, Chief Executive Officer
(duly authorized officer; principal executive officer, and principal financial and accounting officer)