Form 10-Q
period 2008-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2009-02-13
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

ELECTRONIC CONTROL SECURITY INC.
(Exact name of small business issuer as specified in its charter)

NEW JERSEY	22-2138196
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization

790 BLOOMFIELD AVENUE, CLIFTON, NEW JERSEY 07012
(Address of principal executive offices)

(973) 574-8555
(Issuer's telephone number)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 13, 2009, Electronic Control Security Inc. had outstanding 10,149,259 shares of common stock, par value $.001 per share.

INDEX PAGE

PART I -- FINANCIAL INFORMATION

Forward Looking Statements	5

Item 1 - Financial Statements*
Consolidated Balance Sheets December 31, 2008 (Unaudited)
and June 30, 2008	F-2
Unaudited Consolidated Statements of Operations for the
six months ended December 31, 2008 and 2007	F-3
Unaudited Consolidated Statements of Cash Flows for the
six months ended December 31, 2008 and 2007	F-4
Notes to Consolidated Financial Statements	4

Item 2 - Management's Discussion and Analysis of Financial Condition or Results of Operations	5

Item 4A(T) - Controls and Procedures	9

PART II -- OTHER INFORMATION

Item 3 - Defaults upon Senior Securities	10

Item 4 - Submission of Matters to a Vote of Security Holders	10

Item 6 – Exhibits	10

Signatures	11

Electronic Control Security Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$149,924	$72,592
Accounts receivable, current portion, net of allowance of $100,000	2,574,476	1,447,880
Accounts receivable, retainage	-	797,888
Inventories	2,190,718	2,152,533
Other current assets	325,809	337,461

Total current assets	5,240,927	4,808,354

Property, equipment and software development costs - net	251,793	306,788
Intangible assets - net	1,156,745	1,198,367
Goodwill	50,000	50,000
Deferred income taxes	460,750	460,750
Other assets	156,880	156,382
	$7,317,095	$6,980,641
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,163,673	$2,675,299
Current maturities of long-term debt	74,682	106,991
8% Convertible debentures (net of discounts of $3,644 and $45,214)	486,356	444,786
Payroll taxes payable	613	613

Total current liabilities	3,725,324	3,227,689

Noncurrent liabilities
Due to officers and shareholders	440,504	444,308
Deferred income taxes	66,950	66,950

Total liabilities	4,232,778	3,738,947

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,522 and $1,485 per share liquidation preference; 2,000 shares authorized,
791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
10,249,259 and 10,249,259 shares issued; 10,149,259 and 10,149,259
shares outstanding	10,249	10,249
Additional paid-in capital	12,849,696	12,735,943
Accumulated deficit	(9,773,419)	(9,502,288)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,084,317	3,241,694

	$7,317,095	$6,980,641

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,438,190	$1,454,375	$1,612,674	$326,804
Cost of revenues	1,819,127	1,049,325	1,112,074	192,959

Gross profit	619,063	405,050	500,600	133,845

Research and development	80,668	55,668	40,334	27,834
Selling, general and administrative expenses	543,355	737,265	324,745	380,098
Stock based compensation	53,798	134,866	10,504	78,526

Income (loss) from operations	(58,758)	(522,749)	125,017	(352,613)

Other (income) expense
Interest expense	87,889	85,225	40,467	50,014
Legal settlement	55,304	220,000	55,304
Amortization of beneficial conversion feature on convertible debt	9,224	9,318	4,612	4,612

Total other (income) expense	152,417	314,543	100,383	54,626

Income (loss) before income taxes	(211,175)	(837,292)	24,634	(407,239)

Income taxes	-	-	-	-

Income (loss) before dividends	(211,175)	(837,292)	24,634	(407,239)

Dividends related to convertible preferred stock	59,956	54,477	30,351	27,663

Net loss attributable to common shareholders	$(271,131)	$(891,769)	$(5,717)	$(434,902)

Net loss per share:
Basic	$(0.03)	$(0.09)	$(0.00)	$(0.04)
Diluted	$(0.03)	$(0.09)	$(0.00)	$(0.04)

Weighted average number of
common shares and equivalents:
Basic	10,149,259	9,941,556	10,149,259	10,036,814
Diluted	10,149,259	9,941,556	10,149,259	10,036,814

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Six Months
	Ended
	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(211,175)	$(837,292)
Adjustments to reconcile loss
to net cash used in operating activities:
Depreciation and amortization	128,963	153,800
Stock based compensation	53,798	134,866
Amortization of beneficial conversion feature on convertible debt	9,224	9,318
Increase (decrease) in cash attributable to changes in assets and liabilties
Accounts receivable	(328,708)	(34,573)
Inventory	(38,185)	115,598
Other current assets	11,652	1,427
Other assets	(498)	-
Accounts payable and accrued expenses	488,374	477,509
Payroll taxes payable	-	(178)

Net cash provided by operating activities	113,445	20,475

Cash flows from investing activities:
Acquisition of property plant and equipment	-	(2,120)

Net cash used in operating activities	-	(2,120)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	17,775
Payments on long-term debt	(32,309)	(30,250)
Loans from officers and shareholders - net	(3,804)	(2,772)

Net cash used in financing activities	(36,113)	(15,247)

Net increase in cash and cash equivalents	77,332	3,108

Cash and cash equivalents at beginning of period	72,592	58,107

Cash and cash equivalents at end of period	$149,924	$61,215

Noncash financing and investing activities:
Stock issued upon conversion of stockholder loan	$-	$150,000
Stock issued upon conversion of debentures	$-	$13,397
Stock issued in lieu of amounts payable	$-	$215,717

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$53,940	$31,814
Taxes	$-	$-

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto  included in the Company's Form 10-KSB for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.

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

	2008	2007

Stock options	1,584,500	1,074,500
Warrants	556,552	2,803,397
Convertible debentures	653,333	653,333
Convertible preferred stock	1,646,019	1,860,363

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories consist of the following:

	December	June
	2008	2008

Raw materials	$349,178	$358,877
Work-in-process	396,056	467,297
Finished goods	1,445,484	1,326,359
	$2,190,718	$2,152,533

Note 4 - Convertible Debentures

In January 2006, the Company raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of Senior Secured Convertible Debentures ("the Debentures").  The obligations with respect to the Debentures are secured by a lien on all of the Company’s assets, including its intellectual property.  The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  As of December 31, 2008, approximately $490,000 in principal amount of the debentures remains outstanding.

The principal owing on the debentures became due as of January 11, 2009 but was not repaid. The Company and certain of the debenture holders are currently holding discussions to consider various proposals designed to address this issue. No assurance can be provided that the Company and the debenture holders will in fact be able to reach a resolution of this matter.

Note 5 - Legal Settlement

On December 22, 2006, a former employee and shareholder of Clarion filed a complaint against the Company for breach of employment contract and asset purchase agreement. Damages were sought in excess of $300,000. As of October 30, 2008, the parties agreed to settle the matter for $52,367. The settlement included an initial payment of $16,367 and $2,000 per month for 18 months.

Note 6 – New Authoritative Pronouncements

The Company does not anticipate that the adoption of recently-issued accounting pronouncements will have a significant impact on the Company’s results of operations, financial position or cash flows.

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

During the quarter ended December 31, 2008, the Company submitted proposals on major projects for the Department of Defense facilities in the United States valued at approximately $8,250,000.  These proposals are pending and awaiting approval, funding and award.  We anticipate decisions relating to these proposals within the third quarter of fiscal 2009..

Between October and December 2008, the Company was awarded purchase orders for over $850,000 to develop and supply security solutions for projects in the United States and middle east.  In January 2009, the Company  entered into a joint venture agreement with OASIS Networks LLC for the Middle East for which the Company shall supply the security design, engineering, technology, supervision, testing, commissioning and training. OASIS will supply the program management, installation and oversight.

The Company entered into marketing agreement with Global Trade Management for the China Nuclear market. All of the Company’s literature and web site has been reproduced in Mandarin for this marketing program.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2008 ("2008 PERIOD") COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2007 ("2007 PERIOD") and  THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

REVENUES.  We had net revenues of $2,438,190 for the 2008 Period compared to $1,454,375 for the 2007 Period, representing a increase of approximately 68%.  Net revenues for the three months ended December 31, 2008 were $1,612,674 as compared to $326,804 for the corresponding three month period in 2007. The increase in net revenues during the 2008 periods compared to the 2007 periods is primarily attributable to task orders released on contracts in-house for the U.S. Air Force IBDSS program, Department of Energy projects and Nuclear Power Station orders received during the period.

GROSS MARGINS. Gross margins for the 2008 Period were 25.39% compared to 27.85% of revenue for the 2007 Period.  Gross margins were 31.04 % of revenue for the three months ended December 31, 2008 compared to 40.96% for the corresponding three-month period in 2007.  The decrease in gross margins for the three months ended December 31,2008 compared to the corresponding period in 2007 is primarily attributable to a change in the order mix of equipment sales and support services. We encountered an increase in material cost while experiencing a decrease in higher margin design and engineering support service billings which, combined, resulted in the decrease in gross margins for the period.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems as well as new product development work on the Sentinal water technologies.  Research and development expenses for the 2008 Period and for the three months ended December 31, 2008 were $80,668 and $40,334, respectively, compared to $55,668 and $27,834 for the corresponding periods in 2007. The increase in research and development expenses is primarily attributable to new product development such as a Long Range PTZ/IR Illuminated CCTV/ Intelligent Video Motion Detection System, Low Volume Entry Control System, and further upgrades on our IPID and FOIDS products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the 2008 Period and for the three months ended December 31, 2008 were $543,355 and $324,745, respectively, compared to $737,265 and $380,098 for each of the corresponding periods in 2007. The decrease in selling, general and administrative expenses is primarily attributable to a concerted effort by management to reduce such costs including a reduction in personnel corresponding to reduced sales volume.

STOCK BASED COMPENSATION. We issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity

INCOME (LOSS) FROM OPERATIONS.  The net loss from operations decreased from $522,749 in the 2007 period to $58,758 in the 2008 period. For the three months ended December 31, 2008, there was net income from operations of $125,017 compared to a net loss of $(352,613) for the corresponding period in 2007.

INTEREST EXPENSE.  Interest expense in the 2008 Period was $87,889 compared to $85,225 incurred during the 2007 Period.  Also included in interest expense in the 2008 and 2007 period is $32,346 and $34,369, respectively, of amortization of deferred finance costs relating to the offering costs and the value of the warrant issued on the private placement of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of our convertible debentures in January 2006 to reflect the beneficial conversion feature of the debt and amortize this amount to the date of maturity.  Amortization for the 2008 Period totaled $9,224 as compared to $9,318 in the 2007 Period.

LEGAL SETTLEMENT.  We recorded a charge of $55,304 in the 2008 Period in connection with the settlement of a lawsuit by one of our employees. Under the settlement agreement, we remitted $16,367 and agreed to pay $36,000 over 18 months and incurred legal fees of $2,937.

NET INCOME (LOSS).  Net loss before deemed dividends related to preferred stock for the 2008 Period was $(211,175) compared to $(837,292) in 2007.  For the three months ended December 31, 2008, there was net income of $24,634 compared to a loss of $(407,239) in the corresponding period in 2007.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $59,956 on our Series B Convertible Preferred Stock in the 2008 Period and $54,477 in the 2007 Period. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had working capital of approximately $1.5 million compared to approximately $1.58 million at June 30, 2008.  Net cash provided by operating activities for the 2008 period was $113,445 as compared to $20,475 provided by operating activities for the 2007 period.

Inventory has decreased by $38,185 during the six months ended December 31, 2008 which has still remained relatively high in anticipation of shipments for committed projects.

Accounts receivable collection day’s sales outstanding (DSO) were 178 days at December 31, 2008 compared to 253 days at June 30, 2008. The receivables have been delayed due to close out of the Tinker Air Force Base Project, release of funds on certain overseas projects, and approvals on certain task orders which we anticipate to resolve during the third and fourth quarters of fiscal 2009.

Accounts payable and accrued expenses have increased by $488,374 to $3,163,673 for the six months ended December 31, 2008 as payments to vendors match the corresponding decrease in collection of accounts receivable. Included in accrued expenses are accrued salaries to officers and other key employees in the amount of $590,298.

There were no investing activities for the 2008 Period.  We do not have any material commitments for capital expenditures going forward.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  As of December 31, 2008, approximately $490,000 in principal amount of the debentures remains outstanding. The principal and interest owing on the debentures became due as of January 11, 2009 but were not repaid. The Company and certain of the debenture holders are currently holding discussions to consider various proposals to designed to address this issue. No assurance can of course be provided that the  Company and the debenture holders will in fact be able to reach a resolution of this matter.

We expect that cash on hand together with anticipated collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

ITEM 4(T). CONTROLS AND PROCEDURES.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the period covered by this Quarterly  Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  As of December 31, 2008, approximately $490,000 in principal amount of the debentures remains outstanding. The principal and interest owing on the debentures became due as of January 11, 2009 but were not repaid. The Company and certain of the debenture holders are currently holding discussions to consider various proposals to designed to address this issue. No assurance can be provided that the  Company and the debenture holders will in fact be able to reach a resolution of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 19, 2008, we held our 2008 annual meeting of shareholders at our principal offices in Clifton, New Jersey.  The following matters were voted on:  (1) election of directors to our board of directors; and  (2) ratification of the appointment of independent registered public accounting firm and auditors.  The vote tally was as follows:

(1)
Each of the following individuals was elected to the board of directors to hold office until the next annual meeting of stockholders or until a successor is duly elected and qualified or the director’s earlier death, resignation or removal

	For	Withheld
Arthur Barchenko	5,759,053	304,849
Natalie Barchenko	5,756,833	307,049
Gordon Fornell	5,770,983	292,899
Stephen Rossetti	5,770,683	293,199
Edward Snow	5.770,983	292,899
Ronald Thomas	5,770.983	292,899

(2)	Ratification of appointment of Demetrius & Company, LLC, Certified Public Accountants as our independent accounting firm and auditors for the fiscal year ended June 30, 2009.

For	Against	Abstain
5,773,033	257,788	33,061

ITEM 6. EXHIBITS -

Exhibit No.    Title

31.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date: February 13, 2009	By:	/s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and principal financial and accounting officer)