Form 10-Q
period 2009-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2009-05-13
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

ELECTRONIC CONTROL SECURITY INC.
(Exact name of small business issuer as specified in its charter)

NEW JERSEY	22-2138196
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization

790 BLOOMFIELD AVENUE, CLIFTON, NEW JERSEY 07012
(Address of principal executive offices)

(973) 574-8555
(Issuer's telephone number)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of May 13, 2009, Electronic Control Security Inc. had outstanding 10,149,259 shares of common stock, par value $.001 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	5

Item 1 - Financial Statements*
Consolidated Balance Sheets March 31, 2009 (Unaudited) and June 30, 2008	F-1
Unaudited Consolidated Statements of Operations for the Nine and three months ended March 31, 2009 and 2008	F-2
Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008	F-3
Notes to Consolidated Financial Statements	3

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 4A(T) - Controls and Procedures	9

PART II — OTHER INFORMATION

Item 3 - Defaults upon Senior Securities	9

Item 4 - Submission of Matters to a Vote of Security Holders	9

Item 6 – Exhibits	10

Signatures	11

Electronic Control Security Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,281	$72,592
Accounts receivable, current portion, net of allowance of allowance of $395,845 and $100,000, respectively	1,555,695	1,447,880
Accounts receivable, retainage	-	797,888
Inventories	2,238,895	2,152,533
Other current assets	127,755	337,461
Total current assets	3,932,626	4,808,354
Property, equipment and software development costs - net	235,279	306,788
Intangible assets - net	1,282,896	1,198,367
Goodwill	50,000	50,000
Deferred income taxes	460,750	460,750
Other assets	8,786	156,382
	$5,970,337	$6,980,641
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,128,369	$2,675,299
Current maturities of long-term debt	68,883	106,991
8% Convertible debentures (net of discounts of $-0- and $45,214)	490,000	444,786
Payroll taxes payable	0	613
Total current liabilities	2,687,252	3,227,689
Noncurrent liabilities
Due to officers and shareholders	411,957	444,308
Deferred income taxes	66,950	66,950
Total liabilities	3,166,159	3,738,947
Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,522 and $1,485 per share liquidation preference; 2,000 shares authorized,
791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
10,249,259 and 10,249,259 shares issued; 10,149,259 and 10,149,259
shares outstanding	10,249	10,249
Additional paid-in capital	12,884,964	12,735,943
Accumulated deficit	(10,088,826)	(9,502,288)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	2,804,178	3,241,694
	$5,970,337	$6,980,641

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Nine Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,003,136	$1,891,508	$564,946	$437,133
Cost of revenues	2,074,042	1,195,649	254,915	146,324

Gross profit	929,094	695,859	310,031	290,809

Research and development	121,002	77,002	40,334	21,334
Selling, general and administrative expenses	1,064,201	937,899	520,846	200,634
Stock based compensation	58,626	139,251	4,828	4,385

Income (loss) from operations	(314,735)	(458,293)	(255,977)	64,456

Other (income) expense
Interest expense	116,177	149,314	28,288	64,089
Legal settlement	55,304	220,000	0	0
Amortization of beneficial conversion feature on convertible debt	9,926	13,879	702	4,561

Total other (income) expense	181,407	383,193	28,990	68,650

Loss before income taxes	(496,142)	(841,486)	(284,967)	(4,194)

Income taxes	-	-	-	-

Loss before dividends	(496,142)	(841,486)	(284,967)	(4,194)

Dividends related to convertible preferred stock	90,396	82,180	30,440	27,703

Net loss attributable to common shareholders	$(586,538)	$(923,666)	$(315,407)	$(31,897)

Net loss per share:
Basic	$(0.06)	$(0.09)	$(0.03)	$(0.00)
Diluted	$(0.06)	$(0.09)	$(0.03)	$(0.00)

Weighted average number of common shares and equivalents:
Basic	10,149,259	10,010,184	10,149,259	10,148,641
Diluted	10,149,259	10,010,184	10,149,259	10,148,641

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Nine Months
	Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
DECREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(496,142)	$(841,486)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	176,568	225,429
Increase in allowance for doubtful accounts	295,845
Stock based compensation	58,626	139,251
Amortization of beneficial conversion feature on convertible debt	9,926	13,879
Legal settlement	0
Increase (decrease) in cash attributable to changes in
Accounts receivable	394,228	(151,473)
Inventory	(86,362)	6,151
Other current assets	209,706	27,388
Other assets	634
Accounts payable and accrued expenses	(546,930)	522,216
Payroll taxes payable	(613)	(178)

Net cash provided by (used in) operating activities	15,486	(58,823)

Cash flows from investing activities:
Acquisition of property plant and equipment	(7,338)	(5,989)

Net cash used in investing activities	(7,338)	(5,989)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	17,775
Payments on long-term debt	(38,108)	(34,910)
Loans from officers and shareholders - net	(32,351)	44,908

Net cash provided by (used in) financing activities	(70,459)	27,773

Net decrease in cash and cash equivalents	(62,311)	(37,039)

Cash and cash equivalents at beginning of period	72,592	58,107

Cash and cash equivalents at end of period	$10,281	$21,068

Noncash financing and investing activities:
Stock received in lieu of payment of receivable from minority interest	$146,962	$-
Stock issued upon conversion of stockholder loan	$-	$150,000
Stock issued upon conversion of debentures	$	$13,397
Stock issued in lieu of amounts payable	$-	$215,717

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$80,889	$72,820
Taxes	$-	$

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto  included in the Company's Form 10-KSB for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.

Note 2 – Earnings Per Share

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

	2009	2008

Stock options	1,584,500	1,174,500
Warrants	—	2,803,397
Convertible debentures	653,333	623,333
Convertible preferred stock	2,027,515	1,587,982

Note 3 – Inventories

Inventories consist of the following:

	March 31,	June 30,
	2009	2008

Raw materials	$349,592	$358,877
Work-in-process	453,653	467,297
Finished goods	1,435,650	1,326,359
	$2,238,895	$2,152,533

Note 4 – Convertible Debentures

In January 2006, the Company raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of Senior Secured Convertible Debentures ("the Debentures").  The obligations with respect to the Debentures are secured by a lien on all of the Company’s assets, including its intellectual property.  The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  As of March 31, 2009, $490,000 in principal amount of the debentures remains outstanding.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The principal owing on the debentures became due as of January 11, 2009 but was not repaid. The Company and the debenture holders are currently holding discussions to consider various proposals designed to address this issue. No assurance can be provided that the Company and the debenture holders will in fact be able to reach a resolution of this matter.

Note 5 – Legal Settlements

On December 22, 2006, a former employee and shareholder of Clarion filed a complaint against the Company for breach of employment contract and asset purchase agreement. Damages were sought in excess of $300,000. As of October 30, 2008, the parties agreed to settle the matter for $52,367. The settlement included an initial payment of $16,367 and $2,000 per month for 18 months and $2,937 of legal fees.  The Company is current with its payments.

Note 6 – Intangible Assets

In January 2009, the Company agreed to release the minority shareholders of its Middle East subsidiary of all claims, including amounts receivable from them in the amount of $149,962 in exchange for their shares in the subsidiary. The Company recorded this additional investment in the subsidiary to Intangible Assets.

Note 7 – New Authoritative Pronouncements

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

During the quarter ended March 31, 2009, the Company submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and southeast Asia valued at approximately $2,650,000.  These proposals are pending and awaiting approval, funding and award.  We anticipate decisions relating to these proposals within the fourth quarter of fiscal 2009.

Between October and December 2008, the Company was awarded purchase orders for approximately $850,000 to develop and supply security solutions for projects in the United States and Middle East.  In January 2009, the Company entered into a joint venture agreement with OASIS Networks LLC for the Middle East under which the Company shall supply the security design, engineering, technology, supervision, testing, commissioning and training. OASIS will supply the program management, installation and oversight.

The Company entered into a marketing agreement with Global Trade Management for the China nuclear market.  China offers the largest growth opportunity in the Company’s core business, nuclear power stations.

A marketing agreement was entered into with GlobalSpec, an international website catering to architects, engineers, security directors and security consultants.  The website lists all Company products and has already generated hundreds of leads which are being sent to our Representatives and Dealer-Installers for follow up and development.

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

FAIR VALUE OF EQUITY INSTRUMENTS

The valuation of certain items, including valuation of warrants or stock options that may be offered as compensation for goods or services, involve significant estimations with underlying assumptions judgmentally determined.  Warrants are valued using the most reliable measure of fair value, such as the value of the goods or services rendered, if obtainable.  If such value is not readily  obtainable, the valuation of warrants and stock options are then based on the Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2009 ("2009 PERIOD") COMPARED TO NINE MONTHS ENDED MARCH 31, 2008 ("2008 PERIOD") AND THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

REVENUES.  We had net revenues of $3,003,136 for the 2009 Period compared to $1,891,508 for the 2008 Period, representing an increase of approximately 58.8%.  Net revenues for the three months ended March 31, 2009 were $564,946 as compared to $437,133 for the corresponding three month period in 2008. The increase in net revenues during the 2009 periods compared to the 2008 periods is primarily attributable to orders on contracts in-house for the United Nations program and nuclear power station orders received during the 2009 period.

GROSS MARGINS. Gross margins for the 2009 Period were 30.9% compared to 36.8% of revenue for the 2008 Period.  Gross margins were 54.9% of revenue for the three months ended March 31, 2009 compared to 66.5% for the corresponding three-month period in 2008.  The decrease in gross margin for the 2009 Period compared to the 2008 Period is primarily attributable to a change in the order mix of equipment sales and support services. We encountered an increase in material cost while experiencing a decrease in higher margin design and engineering support service billings which, combined, resulted in the decrease in gross margins for both the 2009 Period and the three months ended March 31, 2009.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems as well as new product development work on the Sentinal water technology.  Research and development expenses for the 2009 Period and for the three months ended March 31, 2009 were $121,002 and $40,334, respectively, compared to $77,002 and $21,334 for the corresponding periods in 2008. The increase in research and development expenses for 2009 is primarily attributable to new product development such as a Long Range PTZ/IR Illuminated CCTV/Intelligent Video Motion Detection System and the Low Volume Entry Control System.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the 2009 Period and for the three months ended March 31, 2009 were $1,064,201 and $520,846, respectively, compared to $937,899 and $200,634 for each of the corresponding periods in 2008. The increase in selling, general and administrative expenses for 2009 is attributable to costs relating to the U.N. project in Ethiopia where we incurred significant increases in freight and marketing related expenses and to an increase in our allowance for doubtful accounts in the amount of $295,845 related to two overseas projects in Asia and the Middle East.  Although we attempted to resolve these issues during the past year, we felt that they may be uncollectible and elected to set-up a reserve for these receivables during this quarter.

STOCK BASED COMPENSATION. We issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity

INCOME (LOSS) FROM OPERATIONS.  The net loss from operations decreased to $(314,735) in the 2009 Period compared to a loss of $(458,293) in the 2008 Period.  For the three months ended March 31, 2009, there was a net loss from operations of $(255,977) compared to a net profit of $64,456 for the corresponding period in 2008.  A significant portion of the loss during the three month period ended March 31, 2009 was attributable to the increase in the reserve for bad debt in the amount of $295,845 as stated under Selling, General and Administrative Expenses.

INTEREST EXPENSE.  Interest expense in the 2009 Period was $116,177 compared to $149,314 incurred during the 2008 Period.  Also included in interest expense in the 2009 and 2008 periods are $35,288 and $50,366, respectively, of amortization of deferred finance costs relating to the offering costs and the value of the warrant issued on the private placement of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of our convertible debentures in January 2006 to reflect the beneficial conversion feature of the debt and amortize this amount to the date of maturity.  Amortization for the 2009 Period totaled $9,926 as compared to $13,879 in the 2008 Period

LEGAL SETTLEMENT.  We recorded a charge of $55,304 in the 2009 Period in connection with the settlement of a lawsuit by one of our employees. Under the settlement agreement, we remitted $16,367 and agreed to pay $36,000 over 18 months and incurred legal fees of $2,937.

NET INCOME (LOSS).  Net loss before deemed dividends related to preferred stock for the 2009 Period was $(496,142) compared to $(841,486) in 2008.  For the three months ended March 31, 2009, there was a net loss before deemed dividends of $(284,967) compared to a loss of $(4,194) in the corresponding period in 2008.  This was primarily a result of the increase in the bad debt reserve in the amount of $295,845.  Except for this,  the Company achieved improvement in operational profitability during this period.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $90,396 on our Series B Convertible Preferred Stock in the 2009 Period and $82,180 in the 2008 Period. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had working capital of approximately $1.24 million compared to approximately $1.58 million at June 30, 2008.  Net cash provided by operating activities for the 2009 Period was $15,486 as compared to net cash used by operating activities of $58,823 for the 2008 Period.

Inventory increased by $86,362 during the nine months ended March 31, 2009 which remains relatively high in anticipation of shipments for committed projects of the Company’s prime manufactured product for nuclear power stations and Government projects in Asia and the United States.

Accounts receivable have decreased by $394,228 to $1,555,695 for the nine months ended March 31, 2009.  Certain of the receivables have been delayed due to close out of certain Government projects, release of funds on two overseas projects, and approvals on certain task orders which we anticipate to resolve during the fourth quarter of fiscal 2009.

Accounts payable and accrued expenses have decreased by $546,930 to $2,128,369 for the nine months ended March 31, 2009 as payments to vendors match the corresponding collection of accounts receivable. Included in accrued expenses are accrued salaries to officers and other key employees in the amount of $650,040.

Investing activities for the 2009 Period included purchases of property and equipment of $7,338.  We do not have any material commitments for capital expenditures going forward.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  As of March 31, 2009, approximately $490,000 in principal amount of the debentures remains outstanding. The principal and interest owing on the debentures became due as of January 11, 2009 but were not repaid. The Company and the debenture holders are currently holding discussions to consider various proposals designed to address this issue. No assurance can be provided that the  Company and the debenture holders will in fact be able to reach a resolution of this matter

We expect that cash on hand together with anticipated collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

ITEM 4(T). CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (and Principal Financial Officer and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer (and Principal Financial Officer and Accounting Officer) concluded that our disclosure controls and procedures were effective to ensure that information  required to be disclosed by us in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  As of March 31, 2009, approximately $490,000 in principal amount of the debentures remains outstanding. The principal and interest owing on the debentures became due as of January 11, 2009 but were not repaid. The Company and certain of the debenture holders are currently holding discussions to consider various proposals to designed to address this issue. No assurance can be provided that the  Company and the debenture holders will in fact be able to reach a resolution of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6. EXHIBITS.

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

ELECTRONIC CONTROL SECURITY INC.

Date: May 13, 2009	By: /s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and principal financial and accounting officer)