Form 10-K
period 2009-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2009-09-30
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______  to ______.

Commission File Number: 0-30810

ELECTRONIC CONTROL SECURITY INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2138196
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

790 Bloomfield Avenue, Clifton, New Jersey	07012
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 574-8555

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
$0.001 Par Value Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒ .

As of September 22, 2009, there were 10,149,259 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was $1,252,000 on June 30, 2008. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13 and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be filed on or before October 28, 2009.

TABLE OF CONTENTS

			Page
PART I

	Item 1.	Business	1
	Item 1A.	Risk Factors	8
	Item 1B.	Unresolved Staff Comments	13
	Item 2.	Properties	14
	Item 3.	Legal Proceedings	14
	Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

	Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
	Item 6.	Selected Financial Data	15
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	20
	Item 8.	Financial Statements and Supplementary Data	20
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
	Item 9A.	Controls and Procedures	20
	Item 9B.	Other Information	21

PART III

	Item 10.	Directors, Executive Officers and Corporate Governance
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions and Director Independence
	Item 14.	Principal Accountant Fees and Services
	Item 15.	Exhibits, Financial Statement Schedules	F-1

ii

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS FOR CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF IN THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

iii

PART I

Item 1. Business

Overview

Electronic Control Security Inc. (“ECSI” or the “Company” or “we” or “us”) designs, develops, manufactures and markets technology-based integrated security systems. We also provide consulting services consisting of risk assessment and vulnerability studies to ascertain a customer's security requirements in developing a comprehensive risk management and mitigation program, as well as product design and engineering services, and support systems integrators and dealers/installers providing the same services. We market our products domestically and internationally to:

•	national and local government entities including the Department of Defense (DoD)and Department of Energy (DoE);
•	large chemical and petrochemical facilities and major office complexes;
•	energy facilities, including nuclear power stations, power utilities and pipelines; and
•	commercial transportation centers, such as airports and seaports;
•	border security and border crossing inspection stations; and
•	water and agricultural resources including reservoirs, dams, fish hatcheries and rivers.

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

Security Industry Overview

The Security Institute of America estimates that the worldwide market for security products and services in 2010 will exceed $7.5 billion. The industry encompasses a wide ranging, highly fragmented group of products and service providers which includes entities that market comprehensive security systems and offer security consulting services, dealers/installers, small single product companies, equipment manufacturers, consultants and systems integrators.

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

•
Entry Portal Control (EPC) Integrated Solutions for vehicles and personnel including bollards, lift gates, road blockers, tire shredders, traffic control lighting, signage and those elements for access control to government and commercial sites.

•
Environmental Monitoring Systems. Our WISE® system  (Water Infrastructure Security Environment), formerly  Sentinal™, remotely monitors drinking water quality throughout the water distribution system to detect and instantly report the evidence of chemical, biological, or radiological contamination.

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

Our open-ended contract with the General Services Administration (GSA), which has been extended through July 31, 2014, authorizes the U.S. Government and a network of eligible sources to purchase materials and services from us without having to undergo a full competition. In September 2003, we announced the finalization of a 5-year indefinite delivery/indefinite quantity contract for the Integrated Base Defense Security System (IBDSS) with the United States Air Force (USAF) to secure highly strategic military facilities throughout the world. During Fiscal 2008, the Company was awarded a number of orders for Tactical Automated Sensor Systems (TASS). On April 22, 2009, the contract was increased and extended to August 30, 2009.  A task order awarded in August was completed during the second quarter of 2010. The IBDSS program has been  re-bid as “Force Protection Security System (FPS2),”and an award was made during the first quarter of fiscal 2010.  The Company expects to be a technology supplier to the three large system integrators selected for the  FPS2 program over the next five years.

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

We have entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords the Company and our products added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects. During Fiscal 2009, we entered into teaming agreements with  Boeing Advanced Intelligence & Security Systems, Leadcom Integrated Solutions, Ltd., OMGLS International Inc. and GMS Integrated Systems..

During the fourth quarter of fiscal 2009, the Company submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and southeast Asia valued at approximately $3,850,000. One of these nuclear projects was awarded and partially shipped during the fourth quarter of fiscal 2009. Most of these proposals are still pending and awaiting approval, funding and award.  We anticipate decisions relating to these remaining proposals within the first half of fiscal 2010 with deliveries scheduled through the last six months of fiscal 2010 and the first half of fiscal 2011.

Members of our management team have many years of experience in the security industry. Each member is assigned a corporate account and thereby establishes relationships with government and commercial organizations in a specific market. We attempt to maintain direct contact with key employees of the major corporate accounts and government agencies encompassing our target markets.

We are projecting our international business to develop through a network of independent sales representatives. Agreements are in place with various entities that allow us to maintain a presence in 21 countries worldwide. These agreements generally extend for a period of two years and provide the dealer/installer with price discounts from current price schedules as an incentive to market our products in their geographic area. We rely on our dealer/installer base to represent our product line throughout the world and to apprise us of potential projects where the products can be incorporated. In addition, we rely on our dealers/installers to introduce our company and products to key government and private enterprise personnel in their respective geographic regions.

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

•	Expand our global presence. We entered into sales agreements with a number of multi-national companies to represent and support our products in Africa, India, China, and the Middle East.
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

Under usual business conditions, given the nature of our customers and products, we receive relatively large orders for products and services from a relatively small number of customers. We have committed to expand our customer base and, for the fiscal year ended June 30, 2009, there were three customers from which we had significant sales volume.  The Department of Defense accounted for 40%, Leadcom Integrated Solutions, Ltd., 27 % and Securetech LLC, 10%.   In Fiscal Year 2008, Leadcom Integrated Solutions, Ltd., the Department of Energy and the Department of Defense accounted for 35%, 21% and 16%, respectively, of our net revenues.

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

We obtained trademarks in the United States, South Korea, United Kingdom and Saudi Arabia for “FOIDS®” (Fiber Optic Intelligent Detection System); “IPID®” (Infrared Perimeter Intrusion Detection); “RDIDS®” (Rapid Deployment Intrusion Detection System); “IDMS®” (Intrusion Detection & Monitoring System); “LanDataSecure®” (LAN and WAN Security Monitoring); “WISE®” (Water Infrastructure Sensing Equipment), “Vacusonic®” (a water purification process), and “Gamma Shark®” (a water radiation detection system).   We have also filed for trademarks in other countries.

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

During the years ended June 30, 2009 and 2008, we expended $161,336 and $98,336, respectively, on research and development activities.

Product Warranty

IPID® sensors are warranted for ten (10) years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted to the extent of the warranty given by the actual manufacturer.  FOIDS® processors are warranted for a ten (10) year period. For the years ended June 30, 2009 and 2008, net expenses attributable to warranties were well below the amounts accrued.  An unanticipated cost in fiscal 2007 was incurred due to a supplier who had produced and delivered defective sensor housings which were not immediately evident but which were discovered after they had been fully assembled, shipped and installed at various sites during 2006 and 2007.  We had filed suit against the housing manufacturer seeking in excess of $530,000 in damages.  In June 2009, an arbitration decision was made in the Company’s favor against Bennett Plastics in the amount of  $148,000.  However, based on the financial condition of Bennett Plastics, we were advised by counsel to negotiate an immediate cash settlement of $125,000 which we negotiated and settled on June 26, 2009.  We also negotiated and settled all outstanding attorney fees owed to Lasser Hochman, LLC as part of the settlement.

Technology Licensing Arrangements

As we endeavor to design and manufacture the most effective and efficient technology based security solutions, we review and investigate new and emerging technologies that have application in the security industry. Frequently, we seek to incorporate these technologies into our systems. We are party to agreements to use certain proprietary IT and security systems including  Meridian  Technologies Inc. (for fiber optic networking affording video voice and data over single fiber), El-Go Team (for bollards, barriers, lift gates, tire shredders, traffic lights and signage), You Tech (for day/night pan/tilt/zoom long range infrared/laser illumination with video motion detection capability from two to 20 kilometers), a magnetic fence and/or in-ground sensor system, and Vindicator/Honeywell for data acquisition ..

Employees

As of September 22, 2009, we employed 14 key individuals on a full-time basis including six design and engineering staff, four manufacturing and assembly employees, three marketing employees, two project managers and three administrative employees. A number of employees serve in multiple capacities. For example, Arthur Barchenko serves as our President but is also an integral member of our marketing team. Our manufacturing staff may oversee site installation of the products.

We have relationships with 11 independent sales representative and/or dealer-installer organizations covering specific regions in the U.S.A., Central America, South America, United Kingdom, India, the Middle East, and Southeast Asia.

Based on our teaming agreements with large system integrators, we are able to address large projects by  utilizing the technical expertise of these teaming partners in support our factory engineering and/or in-field personnel requirements on any given project.

None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be satisfactory.

Item 1A. RISK FACTORS

An investment in our common stock involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase our securities.

Risks Relating to Our Business

There is an existing Event of Default under our senior secured convertible debentures issued in our January 2006 private financing ,and the obligations under such debentures  are secured by a lien on  all of our assets including our intellectual property.

We are currently in default under our senior secured convertible debentures that we issued in our January 2006 financing. These debentures came due on January 11, 2009. We currently owe approximately $452,500_ under the debentures. The Company and the debenture holders are currently holding discussions to consider various proposals designed to address this issue. No assurance can be provided that the Company and the debenture holders will in fact be able to reach a resolution of this matter.

We currently do not have the cash resources to pay these obligations, which are secured by all of our assets including our intellectual property, and such assets are therefore be subject to seizure by the holders of the debentures. We were not able to repay the $490,000 balance that was due on January 6, 2009. To date, during the fourth quarter of fiscal 2009, we have reduced the debt by $37,500 and have remained current on the interest payments.  Until the amounts owing are paid in full, the holders of the debentures are entitled to foreclose on our assets to satisfy amounts owed to them.

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

Because many of our contracts are with governmental entities, our business is subject to risks that are out of our control, including global economic developments, wars, political instability, changes in the tax and regulatory environments, foreign exchange rate volatility and fluctuations in government spending. For example, the 2009 Homeland Security Appropriations Act provides $7.1 billion in discretionary spending for the Department of Energy and Department of Defense. However, because many customers are governmental entities with variable and uncertain budgets, the amount of business that we might receive from them may vary from year to year, regardless of the perceived quality of our business.

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

During the fiscal year ended June 30, 2009, three  customers accounted for substantially all of our revenues; the Department of Defense comprised 40% of revenues, Leadcom Integrated Solutions, 27%, and Securetech LLC, 10%.  A substantial decrease in revenues generated from contracts from these customers could have an adverse effect on our business unless we were able to identify other customers. For the fiscal year ended June 30, 2008, three customers accounted for substantially all of our revenues, with the Department of Defense, Leadcom Integrated Solutions and the Department of Energy accounting for 35%, 21% and 16%, respectively, of net revenues   If we are unsuccessful in diversifying our customer base, we may experience a significant decrease in business resulting in a material adverse effect on our financial condition and results of operations.

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

We anticipate that business from programs and projects inside the United States will comprise a significant increase during Fiscal 2010 based on the number of proposals outstanding that we believe will be funded and released for manufacture during this period.

Most of the $3,850,000 in quotations referenced above are scheduled for award and release during the fiscal year 2010. Therefore, our domestic business should be significantly higher than in prior periods.

We anticipate that business from projects outside the United States will comprise an increasing part of our business and, accordingly, we are subject to risks associated with doing business outside the United States.

During the fiscal years ended June 30, 2009 and 2008, we generated approximately 37% and 63%, respectively, of our business from projects outside the United States. We anticipate that the revenue portion from overseas operations will not increase significantly during Fiscal 2010 as a percentage of sales. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

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

Some of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

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

Our common stock is considered a “penny stock” and may be difficult to trade.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where we lease approximately 12,200 square feet of space divided among administrative (2,600 square feet) and manufacturing (9,600 square feet) space. We have renewed our lease for this space through April 30, 2018 at a rent of $7,098 per month with an option to renew through April 30, 2028. We also lease approximately 2,500 square feet of manufacturing space at 102 Commerce Circle, Madison, Alabama. We have leased this space through February 2010 at a cost of $2,200 per month.  However, as permitted under the terms of this lease, we have notified the lessor that we intend to consolidate our manufacturing into our New Jersey facility and will terminate our lease effective September 30, 2009.  We believe that the New Jersey facility is sufficient to meet our present and future requirements.

Item 3. Legal Proceedings

In fiscal 2007, we filed suit against a supplier who had delivered defective housings to us for our sensor products and we sought in excess of $530,000 in damages. In June 2009, an arbitration decision was made in the Company’s favor against Bennett Plastics in the amount of $148,000. However, based on the financial condition of Bennett Plastics, we were advised by counsel to negotiate an immediate cash settlement of $125,000 which we negotiated and settled on June 26, 2009. We also negotiated and settled all outstanding attorney fees owed to Lasser Hochman, LLC as part of the settlement.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended June 30, 2009.

PART II

 Item 5. Market for Common Equity, Related Stockholder Matters AND Issuer Purchases of Equity Securities

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

	Closing Bid
	High	Low
Fiscal 2009
April 1 – June 30, 2009	$0.19	$0.07
January 1 – March 31, 2009	$0.08	$0.07
Oct. 1 – December 31, 2008	$0.14	$0.06
July 1 – September 30, 2008	$0.34	$0.18
Fiscal 2008
April 1 – June 30, 2008	$0.81	$0.33
January 1 – March 31, 2008	$0.40	$0.20
Oct. 1 – December 31, 2007	$0.89	$0.33
July 1 – September 30, 2007	$1.04	$0.86

As of September 21, 2009, ECSI had approximately 188 holders of record of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

Dividend Policy

The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data

Not Applicable

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-K. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the RISK FACTORS section in Item 1 of this Annual Report on Form 10-K.

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

Accounting for Income Taxes — We record a valuation allowance to our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $2,057,155  has been recorded against our deferred tax asset at June 30, 2009.

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

Results of Operations

Year Ended June 30, 2009 (“Fiscal 2009 Period”) Compared to Year Ended June 30, 2008 (“Fiscal 2008 Period”)

Revenues. We had net revenues of $3,472,696 for the Fiscal 2009 Period, as compared to revenues of $2,916,410 for the Fiscal 2008 Period, an increase of approximately 19%. Of the revenues reported in the Fiscal 2009 period, approximately 60% are attributable to domestic projects and 40% are attributable to international projects. The increase in sales in the Fiscal 2009 Period is primarily attributable to private sector purchase orders.

Gross Margins. Gross margins for the Fiscal 2009 Period were 28% of revenue as compared to 35% of revenue for the Fiscal 2008 Period. The decrease in gross margins is primarily attributable to a change in the order mix of equipment sales and support services. We encountered an increase in material cost while experiencing a decrease in higher margin design and engineering support service billings which, combined, resulted in the decrease in gross margins for the Fiscal 2009 Period.

Research and Development (R&D). R&D expenses increased 64% in the Fiscal 2009 Period to $161,336 from $98,336 in the Fiscal 2008 Period.  The increase in research and development expenses is primarily attributable to new product development such as a Long Range PTZ/IR Illuminated CCTV/Intelligent Video Motion Detection System and the High and Low Volume Entry Control Systems for vehicle and personnel.

Selling, General and Administrative (SG&A). SG&A expenses increased approximately 10% in the Fiscal 2009 Period to $1,318,910 from $1,201,211 for the Fiscal 2008 Period. The increase in selling, general and administrative expenses is attributable to costs relating to the U.N. project in Ethiopia where we incurred significant increases in freight and marketing related expenses. We also recognized a bad debt write-off  in the amount of $295,845 related to two overseas projects in Asia and the Middle East.  Although we attempted to resolve these issues during the past year, we have been unable to collect these amounts.

Stock Based Compensation. In the 2009 Period, we issued stock options to our directors and various employees valued at $63,279. The value of these options is being amortized over the vesting period of the underlying award. In the 2008 Period, we issued stock options to various consultants and to the directors that were valued at $136,543.  Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest Expense. Interest expense in the Fiscal 2009 Period was $147,526 as compared to $200,472 for the Fiscal 2008 Period.  Included in interest expense is the amortization of deferred finance costs relating the offering costs and the value of the warrant issued on the private placement of the convertible debentures.  Amortization expense in the Fiscal 2009 Period was $35,288 as compared to $66,363 for the Fiscal 2008 Period. The decrease is attributable to the fact that the debentures matured in January 2009

Amortization of Beneficial Conversion Feature. In accordance with EITF No. 00-27, we recorded an additional discount upon the issuance in January 2006 of our convertible debentures to reflect the beneficial conversion feature of the debt and amortizing this amount to the earlier of the date of conversion or the maturity date. In the 2009 and 2008 periods, the Company recorded amortization of $9,926 and $18,440 respectively.

Income Tax Benefit. We did not recognize any tax benefits from net operating losses in Fiscal 2009 or 2008.

Net Loss. Net loss before dividends for the Fiscal 2009 period was $(667,059) as compared to a loss of $(852,807) in Fiscal 2008.

Dividends Related to 10% Series B Convertible Preferred Stock.

We recorded dividends totaling $121,933 on our Series B Convertible Preferred Stock in Fiscal 2009 and $110,751 in Fiscal 2008. In lieu of a cash payment, we have elected, under the terms of the agreement whereby these securities were sold, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth or cash flow.

Liquidity and Capital Resources

At June 30, 2009, we had working capital of $1.1 million compared to $1.6 million at June 30, 2008. Net cash provided by operating activities for Fiscal 2009 was $68,503 as compared to $56,858 for Fiscal 2008.

Inventory has decreased by $7,400 in Fiscal 2009, and we anticipate a further decrease during the first half of 2010 for shipments on committed projects that have or are being released.

Day's sales outstanding (DSO) were 181 days at June 30, 2009 as compared with 253 DSO at June 30, 2008. This is due to certain payments being held until final completion of projects in Fiscal 2009.

Accounts payable and accrued expenses have decreased by $775,002 in the Fiscal 2009 period as payments to vendors have been made to match the collection of receivables.

Investing activities for Fiscal 2009 included equipment and software purchases totaling $7,338, primarily related to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward. Investing activities for Fiscal 2008 included $2,120 for product upgrades.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  As of June 30, 2009, approximately $452,500 in principal amount of the debentures remains outstanding. The principal and interest owing on the debentures became due as of January 11, 2009 but were not repaid. The Company and certain of the debenture holders are currently holding discussions to consider various proposals designed to address this issue. No assurance can be provided that the  Company and the debenture holders will in fact be able to reach a resolution of this matter.

In connection with the Clarion acquisition we assumed an existing loan in the amount of $95,300. The loan is payable in 34 monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum. The balance was satisfied in fiscal 2009.

In Fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a bearing interest at the rate of 8% per annum. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid in approximately 12 months. The balance at June 30, 2009 was $65,017.

In July 2007, $150,000 of the loan balance due to officers was converted into 200,000 shares of the Company's Common Stock.

We expect that cash on hand together with collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

Discussion of Results, Business Outlook and Identifiable Industry Trends

Spending in the security industry has stabilized over the last year as the U.S. Congress has continued to allocate money to fund homeland security initiatives including Department of Energy and Department of Defense programs. We expect this trend will continue for the foreseeable future. As a result, the level of new proposals continues and our committed backlog, including the IBDSS awards from the U.S. Air Force, is the largest backlog in our history. We cannot, however, assure you that we will complete any or all of the orders comprising our backlog within the anticipated time frame. Our experience has taught us that all of these anticipated releases and new contracts are subject to cancellation or delay, thus we cannot be certain of the total realized revenue amount of our backlog and do not even reference the total dollar amount of our present backlog or submitted proposals.

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

During the Fiscal 2009 period, we submitted bids on 22 new projects for work to be performed at our Clifton, New Jersey facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by customers upon short notice with little or no penalty, as is typical in our industry.

In June 2009, in an effort to reduce our manufacturing costs, we made the decision to consolidate our manufacturing and to move our FOIDS facility in Alabama into our New Jersey plant. Our lease for approximately 2,500 square feet in Madison, Alabama, rents for $2,200 per month and expires in February 2010.  As permitted under the terms of that lease, we have notified the lessor that we intend to terminate our lease effective September 30, 2009.  We believe that the New Jersey facility is sufficient to meet our present and future requirements.

We believe these steps and others we expect to implement over the course of Fiscal Year 2010 will help us to achieve revenue stability with improved gross margins and consistent and steady growth in the years ahead.

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

Business Outlook

As global economic prospects began to change during 2009, orders and commitments stabilized. Currently, proposals for new orders continue to grow. However, our historical results have taught us that the release of funds that support proposals may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based purchase orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus, we cannot be certain of the total realized value and revenue which we will generate from committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments sometime within the next four to eight months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

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

We believe we are positioned for economic success during Fiscal 2010 which should continue into 2011 and beyond. A number of factors contribute to this outlook.

•
Our estimate that orders recently received, including nuclear power station security upgrades; Hanscom Air Force Base equipment purchases; and Honeywell, Sandia and Indyne relationships resulting in product purchase orders will yield significant sales in 2010.

•	The conclusion of agreements with new strategic partners for the U.S. Navy base security upgrade program will be a source of material orders during Fiscal 2010 and for the next two years.
•	We have entered into agreements with a number of large system integrators for the U.S. Air Force FPS[2] initiative as a technology supplier.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. FSP 107-1 is effective for all interim and annual reporting periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company performed a review for subsequent events through the date of this report. No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8. Financial Statements

The information called for by this Item 8 is included following the “Index to Financial Statements” contained in this Annual Report on Form 10-K.

 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 Item 9A(T) Controls and Procedures.

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

Our management, including our principal executive officer who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control -  Integrated Framework , our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

During the year ended June 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Item 9B. Other Information.

None.

PART III

The information called for by Items  10,  11,  12, 13 and  14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 2009 and such information is incorporated herein by reference.

Item 13. Exhibits

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation of Electronic Control Security Inc.	1
3.2	Certificate of Amendment to Certificate of Incorporation of Electronic Control Security Inc.	2
3.3	Certificate of Amendment to Certificate of Incorporation	3
3.4	By-Laws of Electronic Control Security Inc.	1
3.5	Certificate of Incorporation of SEM Consultants III, Inc.	1
3.6	By-Laws of SEM Consultants III, Inc.	1
3.7	Certificate of Incorporation of ECSI International, Inc.	1
3.8	By-Laws of ECSI International, Inc.	1
3.9	Certificate of Incorporation of ECSI FOIDS, Inc.	1
3.10	By-Laws of ECSI FOIDS, Inc.	1
3.11	Certificate of Incorporation of ECSI-DSA, Inc.	1
3.12	By-Laws of ECSI-DSA, Inc.	1
3.13	Memorandum of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
3.14	Articles of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
4.1	Form of Common Stock Purchase Warrant issued June 30, 2004	3
4.2	Form of Common Stock Purchase Warrant issued January 13, 2006	4
4.3	Form of Senior Secured Convertible Debenture due January 11, 2009.	4
4.4	Registration Rights Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
10.1	Lease Agreement with 580 Brighton Road Associates for space in Clifton, New Jersey.	1
10.2	Securities Purchase Agreement dated June 30, 2004.	3
10.3	Registration Rights Agreement dated June 30, 2004.	3
10.4	Securities Purchase Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the purchasers named therein.	4
10.5	Security Agreement, dated January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
14.1	Code of Ethics and Business Conduct	4
31	Certifications of Chief Executive Officer.	6
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	6

* * * *

1.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form 10-SB filed with the Commission on February 16, 2001.
2.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form SB-2 filed with the Commission on June 6, 2002.
3.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on July 1, 2004.
4.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on January 18, 2006
5.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on March 8, 2005.
6.	Filed as an Exhibit hereto.

SIGNATURES

Pursuant to the requirements of The Exchange Act of 1934 as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Arthur Barchenko
Name: Arthur Barchenko
Title: President, Chief Executive Officer
(and Principal Financial and Accounting Officer
Dated: September 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Arthur Barchenko	President, Chief Executive Officer	September 30, 2009
Arthur Barchenko	(and Principal Financial and Accounting Officer) and Director
/s/ Natalie Barchenko	Treasurer and Director	September 30, 2009
Natalie Barchenko
/s/ Edward Snow	Director	September 30, 2009
Edward Snow
/s/ Stephen Rossetti	Director	September 30, 2009
Stephen Rossetti
/s/ Gordon E. Fornell	Director	September 30, 2009
Gordon E. Fornell
/s/ Ronald Thomas	Director	September 30, 2009
Ronald Thomas

ELECTRONIC CONTROL SECURITY INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 30, 2009

Electronic Control Security Inc.
Consolidated Balance Sheets

	June 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$15,735	$72,592
Accounts receivable, current portion, net of allowance of allowance of $100,000 and $100,000, respectively	1,252,255	1,447,880
Accounts receivable, retainage	-	797,888
Inventories	2,145,133	2,152,533
Other current assets	121,579	337,461
Total current assets	3,534,702	4,808,354
Property, equipment and software development costs - net	212,115	306,788
Intangible assets - net	1,115,123	1,198,367
Goodwill	196,962	50,000
Deferred income taxes	442,450	460,750
Other assets	8,786	156,382
	$5,510,138	$6,980,641

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,900,297	$2,675,299
Current maturities of long-term debt	65,017	106,991
8% Convertible debentures (net of discounts of $-0- and $45,214)	452,500	444,786
Payroll taxes payable	0	613
Total current liabilities	2,417,814	3,227,689
Noncurrent liabilities
Due to officers and shareholders	405,760	444,308
Deferred income taxes	48,650	66,950
Total liabilities	2,872,224	3,738,947
Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,522 and $1,485 per share liquidation preference; 2,000 shares authorized, 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 10,249,259 and 10,249,259 shares issued; 10,149,259 and 10,149,259 shares outstanding	10,249	10,249
Additional paid-in capital	12,921,154	12,735,943
Accumulated deficit	(10,291,280)	(9,502,288)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	2,637,914	3,241,694
	$5,510,138	$6,980,641

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Year
	Ended
	June 30,
	2009	2008

Revenues	$3,472,696	$2,916,410
Cost of revenues	2,508,474	1,894,215

Gross profit	964,222	1,022,195

Research and development	161,336	98,336
Selling, general and administrative expenses	1,318,910	1,201,211
Stock based compensation	63,279	136,543

Loss from operations	(579,303)	(413,895)

Other (income) expense
Interest expense	147,526	200,472
Legal settlement	(69,696)	220,000
Amortization of beneficial conversion feature on convertible debt	9,926	18,440

Total other (income) expense	87,756	438,912

Loss before income taxes	(667,059)	(852,807)

Income taxes	-	-

Loss before dividends	(667,059)	(852,807)

Dividends related to convertible preferred stock	121,933	110,751

Net loss attributable to common shareholders	$(788,992)	$(963,558)

Net loss per share:
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)

Weighted average number of common shares and equivalents:
Basic	10,149,259	10,044,762
Diluted	10,149,259	10,044,762

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Changes in Shareholders Equity

	Series A Convertible		Series B 10% Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Total	Income (Loss)

Balances at July 1, 2007	325,000	$3,250	791	$1	9,740,267	$9,740	$12,118,260	$(8,538,730)	$4,790	$(10,000)	$3,587,311

Conversion of preferred stock	(25,000)	(250)			28,409	28	222				0

Dividend on preferred stock							110,751	(110,751)			0

Conversion of convertible debentures					17,892	18	13,379				13,397

Conversion of stockholder loan					200,000	200	149,800				150,000

Issuance of stock and warrants for services					23,400	23	17,752				17,775

Issuance of stock in lieu of amounts payable					239,291	239	189,236				189,475

Stock based compensation							136,543				136,543

Net loss								(852,807)			(852,807)	(852,807)

Balances at June 30, 2008	300,000	3,000	791	1	10,249,259	10,249	12,735,943	(9,502,288)	4,790	(10,000)	3,241,694	(852,807)

Dividend on preferred stock							121,933	(121,933)			0

Stock based compensation							63,279				63,279

Net loss								(667,059)			(667,059)	(667,059)

Balances at June 30, 2009	300,000	$3,000	791	$1	10,249,259	$10,249	$12,921,154	$(10,291,280)	$4,790	$(10,000)	$2,637,914	$(667,059)

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Year
	Ended
	June 30,
	2009		2008

DECREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends		$(667,059)		$(852,807)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization		220,543		293,410
Stock based compensation		63,279		136,543
Amortization of beneficial conversion feature on convertible debt		9,926		18,440
Increase (decrease) in cash attributable to changes in
Accounts receivable		993,513		(454,286)
Inventory		7,400		9,016
Other current assets		215,882		20,661
Other assets		634		232
Accounts payable and accrued expenses		(775,002)		885,835
Payroll taxes payable		(613)		(186)

Net cash provided by operating activities		68,503		56,858

Cash flows from investing activities:
Acquisition of property plant and equipment		(7,338)		(2,120)

Net cash used in investing activities		(7,338)		(2,120)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants		-		17,775
Principal payments on 8% Convertible debentures		(37,500)
Payments on long-term debt		(41,974)		(29,681)
Loans from officers and shareholders - net		(38,548)		(28,347)

Net cash used in financing activities		(118,022)		(40,253)

Net increase (decrease) in cash and cash equivalents		(56,857)		14,485

Cash and cash equivalents at beginning of period		72,592		58,107

Cash and cash equivalents at end of period		$15,735		$72,592

Noncash financing and investing activities:
Stock issued upon conversion of stockholder loan		$-		$150,000
Stock issued upon conversion of debentures	$			$13,397
Stock issued in lieu of amounts payable		$-		$189,475

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest		$76,763		$72,820
Taxes		$-	$

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

Software Development Costs

Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 5 years. There were no software development costs for the years ended June 30, 2009 and 2008.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008
Stock options	1,442,000	1,124,500
Warrants	—	556,522
Convertible debentures	603,333	653,333
Convertible Preferred Stock	2,069,564	1,906,984

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

Warranty Reserve

All of the Company’s products carry a warranty and the Company maintains a reserve for warranty work based on historical experience and anticipation of possible warranty work.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development expenditures are expensed as incurred. Research and development costs for the years ended June 30, 2009 and 2008 amounted to $161,336 and $98,336, respectively.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.  Interest and penalties, if any, related to income taxes are reported in Interest Expense and in Selling, General and Administrative Expenses.  The application of this standard did not have a material effect on the Company's results of operations or its financial condition. During the year ended June 30, 2009, the Company recognized no adjustments from uncertain tax positions.

Intangible Assets

The cost of licenses, patents, and trademarks are being amortized on the straight-line method over their useful lives, ranging from 5 to 20 years.

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs.  These costs are charged to expense in the year in which they are incurred.  Advertising costs for the years ended June 30, 2009 and 2008 were approximately $-0- and $10,300, respectively.

Shipping and Handling

Shipping and handling costs are recorded as costs of revenues and are approximately $37,400 and $18,700 for the years ended June 30, 2009 and 2008, respectively.  The increase in shipping and handling costs is directly attributable to the United Nations project in Ethiopia.

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

Recent Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. FSP 107-1 is effective for all interim and annual reporting periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company performed a review for subsequent events through the date of this report. No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Note 3 - Inventories

Inventories at June 30, 2009 and 2008 consist of the following:
	2009	2008
Raw materials	$335,418	$358,877
Work-in-process	232,426	467,297
Finished goods	1,577,289	1,326,359
	$2,145,133	$2,152,533

Note 4 – Property, Equipment and Software Development Costs

Property, equipment and software development costs consist of the following:

	2009	2008
Furniture and fixtures	$70,551	$70,551
Machinery and equipment	865,850	858,512
Improvements	23,008	23,008
Software	106,415	106,415
Software development costs	526,760	526,760
	1,592,584	1,585,246
Less: accumulated depreciation and amortization	1,380,469	1,278,458
	$212,115	$306,788

Depreciation expense was $102,011 and $143,808 for the years ended June 30, 2009 and 2008, respectively.

Note 5 – Intangibles

	June 30, 2009		June 30, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Licenses	$74,000	$61,933	$74,000	$50,467
Patent	852,793	203,111	852,793	156,240
Trademarks	577,263	125,073	577,263	96,210
Other	8,881	7,697	8,881	5,920

	$1,512,937	$397,814	$1,512,937	$314,570

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense charged to operations was $83,245 for each of the years ended June 30, 2009 and 2008.  Future annual amortization expense for the licenses and other intangible assets is expected to be approximately $9,300 for the next ..5 years and $75,700 for the patents and trademarks through 2022, their estimated remaining useful lives.

In January 2009, the Company agreed to release the minority shareholders of its Middle East subsidiary of all claims, including amounts receivable from them in the amount of $146,962 in exchange for their shares in the subsidiary. The Company recorded this additional investment in the subsidiary as Goodwill.

Note 6 - Long-Term Debt

In connection with the Clarion acquisition, the Company assumed an existing loan in the amount of $95,300. The loan was payable in 34 monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum. The balance was fully satisfied in fiscal 2009.

In fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a note bearing interest at the rate of 8%. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid over the next 12 months. Collateral for the note is the underlying equipment. The balance in the note at June 30, 2009 was $65,017.

Note 7 - Convertible Debentures

In January 2006, the Company completed a private placement of $1 million in principal amount of its Senior Secured Convertible Debentures ("the Debentures"). At closing, the Company received net proceeds of approximately $831,000 from the proceeds of the Debentures, after the payment of offering related fees and expenses. The Company’s obligations with respect to the Debentures are secured by a lien on all of the assets of the Company, including its intellectual property. The Debentures have a term of three years and were originally convertible at the option of the holder at any time into shares of the Company's common stock, par value $0.001 per share (the “Common Stock”) at an original conversion price of $1.15 per share at issuance (which, as reflected below, has since been adjusted), subject to certain adjustments. Interest is payable on a quarterly basis at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. At the option of the Company, interest payments are payable either in cash or in shares of Common Stock (provided there is an effective registration statement at the time of payment), subject to certain conditions. The Company elected to pay the interest in cash.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial reporting purposes, the Company recorded a discount of $223,096 to reflect the value of the Warrants and a discount of $193,350 to reflect the value of issuance costs and will be amortizing this amount to the earlier of the date of conversion or maturity. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on the debentures of $118,748 to reflect the beneficial conversion feature of the debt and is amortizing this amount to the date of maturity.  The amortization of the discounts and beneficial conversion amounted to $45,214 and $84,803, respectively, for the years ended June 30, 2009 and 2008.

In May 2006, in connection with the execution of the factoring agreement the conversion price and exercise price of the Debentures and Warrants were reduced to $0.75

Prior to fiscal 2008, a total of $500,000 in principal was converted into 666,666 shares of the Company’s Common stock and in fiscal 2008 an additional $13,397 in principal was converted into 17,892 shares of the Company's common stock.

All of the Warrants issued in connection with this offering have since expired unexercised.

The principal owing on the debentures became due as of January 11, 2009 but was not repaid. The Company and the debenture holders are currently holding discussions to consider various proposals designed to address this issue. No assurance can be provided that the Company and the debenture holders will in fact be able to reach a resolution of this matter. Although no definitive agreement has been reached, in April 2009, the Company commenced principal repayments at the rate of $12,500 per month.  Interest expense amounted to $38,352 for the year ended June 30, 2009 and has been paid in full as of June 30, 2009.

Note 8 - Due to Officers and Shareholders

These amounts represent interest bearing advances and are due on demand. At the present time, the officers and shareholders do not contemplate requesting repayment of these loans within the next fiscal year. On July 11, 2007, $150,000 of the outstanding loan balance was converted in 200,000 shares of the Company's common stock.

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

In June 2006, the Company filed suit against the manufacturer of plastic housing for one of our sensor products due to the housings being defective.  In June 2009, an arbitration decision was made in the Company’s favor against Bennett Plastics in the amount of  $148,000.  However, based on the financial condition of Bennett Plastics, we were advised by counsel to negotiate an immediate cash settlement of $125,000 which we negotiated and settled on June 26, 2009.  We also negotiated and settled all outstanding attorney fees owed to Lasser Hochman, LLC as part of the settlement.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Income Taxes

The provision for taxes for the year ended June 30, 2009 and 2008 includes the following components:

	2009	2008
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	-	-
State	-	-
Foreign	-	-
	-	-

	$-	$-

The components of the deferred tax accounts as of June 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets
Net operating loss carryforward	$2,271,322	$2,068,631
Stock based compensation	184,326	159,014
Other	44,000	44,001
	2,499,648	2,271,646
Deferred tax liabilities
Depreciation and amortization	48,693	67,162
Subtotal	2,450,955	2,204,484
Valuation allowance	(2,057,155)	(1,810,684)

Net deferred tax assets	$393,800	$393,800

The valuation allowance at June 30, 2007 was $1,649,197.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:
	2009	2008
Expected federal tax at statutory rate	$(253,491)	$(326,710)
State taxes, net of federal tax effect	(44,711)	(57,790)
Foreign rate differential	(23)	(23)
Non deductible expenses	69,013	77,986
Change in valuation allowance	229,212	307,487
Other	-	-
	$-	$-

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of $4,870,973 and $4,723,769 respectively, expiring through 2030. The Company has foreign net operating loss carryforwards of $607,032 with no expiration date.

The Company and its subsidiaries have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48) effective July 1, 2007. The Company has identified its federal consolidated tax return as a “major” taxing jurisdiction as defined under FIN 48. At June 30, 2009, the company has evaluated its tax filings with this major tax jurisdiction for the fiscal years 2006 through 2009. These years remain open and can be subjected to an examination. Based on its evaluation, the Company believes that its income tax filing positions and deductions would be sustained under examination; and does not anticipate any adjustments would result in a material change in its financial position. Therefore, no allowances for uncertain income tax positions, including interest and penalties, were required to be recorded at June 30, 2009 pursuant to FIN 48. Additionally, no cumulative effect of an accounting change resulted from the Company’s initial adoption of this FASB Interpretation.

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

As of June 30, 2009, 700,000 shares of Series A Preferred were converted into a like amount of common stock.

Cumulative but undeclared dividends at June 30, 2009 total approximately $240,000.

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

In May 2006, in connection with the reset of the conversion and exercise price of the Debentures and Warrants discussed in Note 8 above, the conversion and exercise prices of the Series B Preferred and the accompanying warrants were reduced to $.75. All of the Warrants issued in connection with this offering have since expired unexercised.

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

Equity Incentive Plan

In October 2006, the Board adopted the Equity Incentive Plan, which was approved by the shareholders at the annual meeting of shareholders held in December 2006.  The Equity Incentive Plan is intended to succeed the Incentive plan, which expired in September 2006.  2,000,000 shares are reserved for issuance under the Equity Incentive Plan.  The Equity Incentive Plan will be administered by the Board of Directors or, at the discretion of the Board, by a committee consisting of at least two directors. The administrating body, whether it be the Board of Directors or a committee of the type described above, is sometimes referred to as the "Committee." The Committee is authorized from time to time to select and to grant awards under the Equity Incentive Plan to such key employees, non-employee directors, and consultants of the Company and its subsidiaries as the Compensation Committee, in its discretion, selects. The Compensation Committee is authorized to delegate any of its authority under the Equity Incentive Plan (including the authority to grant awards) to such executive officers of the Company as it thinks appropriate and is permitted by Rule 16B-3 of the Exchange Act and Section 162(m) of the Code.  The Equity Incentive Plan allows for the grant of a number of different types of awards, including incentive and non-statutory stock options, stock appreciation rights, restricted stock grants, performance units, cash payments and other stock-based awards.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Option activity for 2009 and 2008 is summarized as follows:

			Weighted
			Average
			Exercise
		Options	Price

Options outstanding, July 1, 2007		999,500	$.89
Granted		125,000	.75
Exercised
Forfeited		—	—

Options outstanding, June 30, 2008		1,124,500	.88

Granted		460,000	$.17
Forfeited		(142,500)	.81

Options outstanding, June 30, 2009		1,442,000	$.66

Aggregate intrinsic value		$11,200

Exercisable at June 30, 2009		1,404,500	$.66

Shares of common stock available
for future grant under the plans	808,000

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options. There were no option exercises in fiscal 2008 or 2009.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at June 30, 2009.

				Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price

$.07	140,000	8.03	$.07	140,000	$.07
$.22	320,000	7.37	$.22	320,000	$.22
$.30	40,000	2.11	$.30	40,000	$.30
$.75	537,000	5.84	$.75	499,500	$0.75
$1.00-1.07	180,000	5.15	$1.02	180,000	$1.02
$1.20	225,000	5.56	$1.20	225,000	$1.20

$.30-$1.20	1,442,000	6.16	$.66	1,404,500	$.66

The fair value of each option grant is estimate on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2009 and 2008.using the Black-Scholes option-pricing:

	2009	2008

Risk free interest rate	2.26%	3.02%
Expected life	4.63	4.5
Expected volatility	118. %	119. %
Dividend yield	0%	0%

Weighted-average grant date fair value per share	$0.10	$0.22

As of June 30, 2009, there was $28,046 of total unrecognized compensation cost related to nonvested options granted. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The Shares were to be released from escrow for distribution to the Clarion Stockholders upon the earlier of (i) March 3, 2008 or (ii) after the fiscal year in which the Subsidiary achieved sales in excess of $3,000,000 and net earnings before taxes in excess of $600,000.  Based upon a breach of the terms and conditions of the Escrow Agreement noted in the paragraph above, a legal notification was sent to the officers, directors and investors of Clarion Sensing Systems in March and April of 2008, and the shares have been returned to Treasury.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Concentrations and Economic Dependency

The Company had three customers that accounted for 40%, 27% and 10%, respectively of net revenues for year ended June 30, 2009 and 26%, 22% and 10%, respectively, of net revenues for year ended June 30, 2008.  Two customers accounted for 74% of the accounts receivables as of June 30, 2009. At June 30, 2009 approximately 18% of accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

During the year, the Company had cash deposits in a bank in excess of FDIC limits.  The Company periodically reviews the financial condition of the bank to minimize its exposure.

Note 13 – Commitments and Contingencies

Lease Agreements

Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2009 are as follows:

2010	$93,787
2011	98,477
2012	103,400
2013	108,570
Thereafter	629,913
$1,034,147

Rent expense under all operating leases was $108,082 and $116,281 for the years ended June 30, 2009 and 2008.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company anticipates the contingent payments made, if any, will be treated as additional purchase price and included as an addition to the identifiable intangible assets. As of June 30, 2009, the Company is not liable for any contingent payments and, therefore, has not accrued any at this time. The Company will continue to asses its liability under the contingent payment arrangement in each successive quarter, and will record additional purchase price through an increase to intangible assets, if and when a liability is realized.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements

Contract costs, including indirect costs, are subject to audit by agencies of the United States Government. Contract costs incurred through June 30, 2008 are currently being audited. Management believes future adjustments, if any, from government cost audits will not have a material effect on the financial statements.

 Note 14 – Geographic Data

The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

	U.S.	% of total	Middle East	% of total
For the year ended
June 30, 2009
Revenue	$3,472,696	100.00%	$—	—
Operating loss	(535,487)	92.44%	(43,816)	7.56%
Identifiable assets	5,243,791	94.85%	284,647	5.15%

For the year ended
June 30, 2008
Revenue	$2,916,410	100.00%	$—	—
Operating loss	(413,509)	99.91%	(386)	.09%
Identifiable assets	6,618,698	94.82%	361,943	5.18%

Note 15 – Related Party Transactions

The Company made non-interest bearing advances that are due on demand to a former officer and director of the Company. The balances outstanding at June 30, 2009 and 2008 was $50,250.