Form 10-Q
period 2009-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2009-11-13
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 000-31026

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

As of November 10, 2009, Electronic Control Security Inc. had outstanding 10,149,259 shares of common stock, par value $.001 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	5

Item 1 - Financial Statements*
Consolidated Balance Sheets September 30, 2009 (Unaudited) and June 30, 2009	F-2
Unaudited Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008	F-3
Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008	F-4
Notes to Consolidated Financial Statements	3

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 4A(T) - Controls and Procedures	8

PART II — OTHER INFORMATION

Item 3 - Defaults upon Senior Securities	9

Item 6 – Exhibits	9

Signatures	10

Electronic Control Security Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,806	$15,735
Accounts receivable, current portion, net of allowance of $100,000	1,529,522	1,252,255
Inventories	2,182,851	2,145,133
Other current assets	110,267	121,579
Total current assets	3,831,446	3,534,702
Property, equipment and software development costs - net	189,094	212,115
Intangible assets - net	1,094,311	1,115,123
Goodwill	196,962	196,962
Deferred income taxes	442,450	442,450
Other assets	8,786	8,786
	$5,763,049	$5,510,138

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,058,894	$1,900,297
Current maturities of long-term debt	65,017	65,017
8% Convertible debentures	452,500	452,500
Total current liabilities	2,576,411	2,417,814
Noncurrent liabilities
Due to officers and shareholders	510,192	405,760
Deferred income taxes	48,650	48,650
Total liabilities	3,135,253	2,872,224
Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,522 and $1,485 per share liquidation preference; 2,000 shares authorized, 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 10,249,259 and 10,249,259 shares issued; 10,149,259 and 10,149,259 shares outstanding	10,249	10,249
Additional paid-in capital	12,958,486	12,921,154
Accumulated deficit	(10,338,730)	(10,291,280)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	2,627,796	2,637,914
	$5,763,049	$5,510,138

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Three Months
	Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$390,657	$825,516
Cost of revenues	105,914	707,053

Gross profit	284,743	118,463

Research and development	40,334	40,334
Selling, general and administrative expenses	227,316	218,610
Stock based compensation	4,653	43,294

Income (loss) from operations	12,440	(183,775)

Other expenses
Interest expense	27,211	47,422
Amortization of beneficial conversion feature on convertible debt	-	4,612

Total other expenses	27,211	52,034

Loss before income taxes	(14,771)	(235,809)

Income taxes	-	-

Loss before dividends	(14,771)	(235,809)

Dividends related to convertible preferred stock	32,679	29,605

Net loss attributable to common shareholders	$(47,450)	$(265,414)

Net loss per share:
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)

Weighted average number of common shares and equivalents:
Basic	10,149,259	10,149,259
Diluted	10,149,259	10,149,259

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Three Months
	Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
DECREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(14,771)	$(235,809)
Adjustments to reconcile loss
to net cash used in operating activities:
Depreciation and amortization	43,833	66,206
Stock based compensation	4,653	43,294
Amortization of beneficial conversion feature on convertible debt	-	4,612
Increase (decrease) in cash attributable to changes in
Accounts receivable	(277,267)	33,107
Inventories	(37,718)	(13,365)
Other current assets	11,312	8,369
Other assets	-	(498)
Accounts payable and accrued expenses	158,597	64,190

Net cash used in operating activities	(111,361)	(29,894)

Cash flows from financing activities:
Payments on long-term debt	-	(24,501)
Loans to/(from) officers and shareholders - net	104,432	(5,448)

Net cash provided by (used in) financing activities	104,432	(29,949)

Net decrease in cash and cash equivalents	(6,929)	(59,843)

Cash and cash equivalents at beginning of period	15,735	72,592

Cash and cash equivalents at end of period	$8,806	$12,749

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$27,511	$7,800
Taxes	$-	$-

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto  included in the Company's Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission.

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

	2009	2008

Stock options	1,442,000	1,124,500
Warrants	-	556,522
Convertible debentures	603,333	653,333
Convertible preferred stock	1,772,227	1,946,459

Note 3 - Inventories

Inventories consist of the following:
	September 30,	June 30,
	2009	2009

Raw materials	$369,342	$335,418
Work-in-process	235,242	232,426
Finished goods	1,578,266	1,577,289
	$2,182,851	$2,145,133

Note 4 - Convertible Debentures

In January 2006, the Company raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of Senior Secured Convertible Debentures ("the Debentures").  The obligations with respect to the Debentures are secured by a lien on all of the Company’s assets, including its intellectual property.  The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  As of September 30, 2009, $452,500 in principal amount of the debentures remains outstanding.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The principal owing on the debentures became due as of January 11, 2009 but was not repaid. The Company and the debenture holders are continuing to hold discussions to consider various proposals designed to address this issue. No assurance can be provided that the Company and the debenture holders will in fact be able to reach a resolution of this matter.

Note 5 - Legal Settlements

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

The following discussion should be read in conjunction with our financial statements and the notes related to those statements.  Some of our discussion is forward-looking and involves risks and uncertainties.  For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the annual report for the year ended June 30, 2009 on Form 10-K.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders.  Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements.  Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates.  Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our Company's current and future capital needs, uncertainty of capital funding, our clients' ability to cancel contracts with little or no penalty, government initiatives to implement Homeland Security measures, the likelihood of completing transactions for which we have entered into letters of intent, the state of the worldwide economy, competition, our customer's ability to pay our invoices within our standard credit terms, and other risks detailed in our Company's most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings.  We undertake no obligation to publicly update or revise any forward-looking statements.

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

During the quarter ended September 30, 2009, the Company submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States valued at approximately $2,650,000.  These proposals are pending and awaiting approval, funding and award.  We anticipate decisions relating to these proposals within the third quarter of fiscal 2010.

In September 2009, the Company was awarded a purchase order for approximately $4.2 million by Lockheed Martin for the vehicle and personnel entry control systems and support services for naval facilities in the United States under a five-year ID/IQ contract awarded to Lockheed Martin as the prime contractor in 2008.  A task order under the original ID/IQ (indefinite delivery, indefinite quantity) contract was awarded to Lockheed Martin on September 25, 2009 for an amount in excess of $10 million by NAVFAC, Port Hueneme, California.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 (“2009 Period”) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008 (“2008 Period”)

REVENUES.  We had net revenues of $390,657 for the 2009 Period compared to $825,516 for the 2008 Period, representing a decrease of approximately 52.7%.  The decrease in net revenues during the 2009 Period compared to the 2008 Period is primarily attributable to a delay in the release of purchase orders in-house for the Department of Defense and United Nations programs and nuclear power station orders amounting to $4,550,000.  These orders have been released, and we believe that we will be fulfilling these orders over the course of the second, third and fourth quarters of fiscal 2010.

GROSS MARGINS. Gross margins for the 2009 Period were 72.9% compared to 14.4% of revenue for the 2008 Period.  The increase in gross margin for the 2009 Period compared to the 2008 Period is primarily attributable to a change in the order mix of equipment sales and support services. We achieved a decrease in material cost while experiencing a marked increase in higher-margin design and engineering support service billings which, combined, resulted in the increase in gross margins for the 2009 Period.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of those incurred in designing and developing upgrades to existing products and systems as well as new product development work on the WISE® water technology.  Research and development expenses were $40,334 for each of the 2009 period and the 2008 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the 2009 Period were $227,316 compared to $218,610 for corresponding period in 2008.

STOCK BASED COMPENSATION. We have issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INCOME (LOSS) FROM OPERATIONS.  The net income from operations increased to $12,440 in the 2009 Period compared to a loss of $(183,775) in the 2008 Period.   This was due to lower material costs and the increased amount of higher-margin design and engineering support service billings.

INTEREST EXPENSE.  Interest expense in the 2009 Period was $27,211 compared to $47,422 incurred during the 2008 Period.  Also included in interest expense in the 2009 and 2008 periods are $0 and $16,174, respectively, of amortization of deferred finance costs relating to the offering costs and the value of the warrant issued on the private placement of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of our convertible debentures in January 2006 to reflect the beneficial conversion feature of the debt and amortize this amount to the date of maturity.  Amortization for the 2009 Period totaled $0 as compared to $4,612 in the 2008 Period

NET INCOME (LOSS).  Net loss before deemed dividends related to preferred stock for the 2009 Period was $(14,771) compared to $(235,809) in the 2008 Period.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $32,679 on our Series B Convertible Preferred Stock in the 2009 Period and $29,605 in the 2008 Period. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had working capital of approximately $1.26 million compared to approximately $1.12 million at June 30, 2009.  Net cash used in operating activities for the 2009 Period was $111,361 as compared to $29,894 provided by operating activities for the 2008 Period.

Inventory increased by $37,718 during the three months ended September 30, 2009 and still remains relatively high in anticipation of shipments for committed projects of the Company’s prime manufactured product for nuclear power stations and Government projects in Asia and the United States.

Accounts receivable have increased by $277,267 to $1,529,522 for the three months ended September 30, 2009.  Certain of the receivables have been delayed due to close out of certain Government projects, release of funds on two overseas projects, and approvals on certain task orders which we anticipate to resolve during fiscal 2010.

Accounts payable and accrued expenses have increased by $158,597 to $2,058,894 for the three months ended September 30, 2009.  Included in accrued expenses are accrued salaries to officers and other key employees in the amount of $841,722..

Investing activities for the 2009 Period did not include purchases of property or equipment.  We do not have any material commitments for capital expenditures going forward.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  As of September 30, 2009, approximately $452,500 in principal amount of the debentures remains outstanding. The principal owing on the debentures became due as of January 11, 2009 but was not repaid. The Company and the debenture holders continue to hold discussions to consider various proposals designed to address this issue. No assurance can be provided that the Company and the debenture holders will in fact be able to reach a resolution of this matter.  Although no definitive agreement has been reached, in April 2009, the Company commenced principal repayments at the rate of $12,500 per month.  However, no repayments were made during the three months ended September 30, 2009.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  As of September 30, 2009, approximately $452,500 in principal amount of the debentures remains outstanding. The principal owing on the debentures became due as of January 11, 2009 but was not repaid. The Company and certain of the debenture holders are currently holding discussions to consider various proposals to designed to address this issue. No assurance can be provided that the  Company and the debenture holders will in fact be able to reach a resolution of this matter. Although no definitive agreement has been reached, in April 2009, the Company commenced principal repayments at the rate of $12,500 per month.  However, no repayments were made during the three months ended September 30, 2009.

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

ELECTRONIC CONTROL SECURITY INC.

Date: November 13, 2009	By: /s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and principal financial and accounting officer)