Form 10-Q
period 2009-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2010-02-05
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number:  000-31026

ELECTRONIC CONTROL SECURITY INC.
(Exact name of small business issuer as specified in its charter)

NEW JERSEY	22-2138196
(State or other jurisdiction	(IRS Employer Identification No.)
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

As of February 4, 2010, Electronic Control Security Inc. had outstanding 10,149,259 shares of common stock, par value $.001 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	6

Item 1 - Financial Statements*
Consolidated Balance Sheets December 31, 2009 (Unaudited) and June 30, 2009	F-2
Unaudited Consolidated Statements of Operations for the six and three months ended December 31, 2009 and 2008	F-3
Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008	F-4
Notes to Consolidated Financial Statements	4

Item 2 - Management's Discussion and Analysis of Financial Condition or Results of Operations	6

Item 4A(T) - Controls and Procedures	10

PART II — OTHER INFORMATION

Item 3 - Defaults upon Senior Securities	10

Item 4 - Submission of Matters to a Vote of Security Holders	10

Item 6 – Exhibits	11

Signatures	12

Electronic Control Security Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$185,080	$15,735
Accounts receivable, current portion, net of allowance of $100,000	1,414,990	1,252,255
Inventories	2,155,817	2,145,133
Other current assets	117,719	121,579

Total current assets	3,873,606	3,534,702

Property, equipment and software development costs - net	179,312	212,115
Intangible assets - net	1,073,500	1,115,123
Goodwill	196,962	196,962
Deferred income taxes	442,450	442,450
Other assets	8,786	8,786
	$5,774,616	$5,510,138
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,910,539	$1,900,297
Current maturities of long-term debt	61,151	65,017
8% Convertible debentures	365,000	452,500
Customer deposits	150,000	-

Total current liabilities	2,486,690	2,417,814

Noncurrent liabilities
Due to officers and shareholders	408,115	405,760
Deferred income taxes	48,650	48,650

Total liabilities	2,943,455	2,872,224

Shareholders' equity
$2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,723 and $1,639 per share liquidation preference; 2,000 shares authorized, 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 10,249,259 and 10,249,259 shares issued; 10,149,259 and 10,149,259 shares outstanding	10,249	10,249
Additional paid-in capital	12,999,709	12,921,154
Accumulated deficit	(10,176,588)	(10,291,280)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	2,831,161	2,637,914

	$5,774,616	$5,510,138

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Six Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,635,704	$2,438,190	$1,245,047	$1,612,674
Cost of revenues	562,332	1,819,127	456,418	1,112,074

Gross profit	1,073,372	619,063	788,629	500,600

Research and development	80,668	80,668	40,334	40,334
Selling, general and administrative expenses	745,753	543,355	518,437	324,745
Stock based compensation	12,374	53,798	7,721	10,504

Income (loss) from operations	234,577	(58,758)	222,137	125,017

Other expenses
Interest expense	53,704	87,889	26,493	40,467
Legal settlement	-	55,304	-	55,304
Amortization of beneficial conversion feature on convertible debt	-	9,224	-	4,612

Total other expenses	53,704	152,417	26,493	100,383

Income (loss) before income taxes	180,873	(211,175)	195,644	24,634

Income taxes	-	-	-	-

Income (loss) before dividends	180,873	(211,175)	195,644	24,634

Dividends related to convertible preferred stock	66,181	59,956	33,502	30,351

Net income (loss) attributable to common shareholders	$114,692	$(271,131)	$162,142	$(5,717)

Net income per share:
Basic	$0.01	$(0.03)	$0.02	$(0.00)
Diluted	$	$(0.03)	$	$(0.00)

Weighted average number of
common shares and equivalents:
Basic	10,149,259	10,149,259	10,149,259	10,149,259
Diluted		10,149,259		10,149,259

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Six Months
	Ended
	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss) before deemed dividends	$180,873	$(211,175)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	87,312	128,963
Stock based compensation	12,374	53,798
Amortization of beneficial conversion feature on convertible debt	-	9,224
Increase (decrease) in cash attributable to changes in
Accounts receivable	(162,735)	(328,708)
Inventories	(10,684)	(38,185)
Other current assets	3,860	11,652
Other assets	-	(498)
Accounts payable and accrued expenses	10,242	488,374
Customer deposits	150,000	-

Net cash provided by operating activities	271,242	113,445

Cash flows from investing activities:
Acquisition of property plant and equipment	(12,886)	-

Net cash used in investing activities	(12,886)	-

Cash flows from financing activities:
Principal payments on 8% convertible debentures	(87,500)	-
Payments on long-term debt	(3,866)	(32,309)
Loans to/(from) officers and shareholders - net	2,355	(3,804)

Net cash used in financing activities	(89,011)	(36,113)

Net increase in cash and cash equivalents	169,345	77,332

Cash and cash equivalents at beginning of period	15,735	72,592

Cash and cash equivalents at end of period	$185,080	$149,924

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$45,183	$53,940
Taxes	$-	$-
See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto  included in the Company's Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission.

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

	2009	2008

Stock options	1,732,000	1,584,500
Warrants	-	556,552
Convertible debentures	486,667	653,333
Convertible preferred stock	1,816,897	1,646,019

Note 3 - Inventories

Inventories consist of the following:

	December	June
	2009	2009

Raw materials	$349,042	$335,418
Work-in-process	274,734	232,426
Finished goods	1,532,041	1,577,289
	$2,155,817	$2,145,133

Note 4 - Convertible Debentures

In January 2006, the Company raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of Senior Secured Convertible Debentures ("the Debentures").  The obligations with respect to the Debentures are secured by a lien on all of the Company’s assets, including its intellectual property.  The Debentures had a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  The principal owing on the debentures became due as of January 11, 2009 but was not repaid. The Company has been making payments to the debenture holders pursuant to a monthly payment program based on free cash flow plus 8% interest.  The Company has continued principal payments to the debenture holders proportional to the amount outstanding for each which amounted to $87,500 in aggregate for the six months ended December 31, 2009 leaving a balance due of $365,000 as of such date.  No assurance can, however, be provided that the debenture holders will not resort to legal process and/or attempt to foreclose on their lien.

Note 5 — New Authoritative Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") approved its Accounting Standards Codification ("Codification") as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, in the first quarter of the fiscal year 2010 and going forward, all references made to US GAAP use the new Codification numbering system prescribed by the FASB.  The change in references to the new Codification did not have an impact on our consolidated financial position or results of operations.

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

During the quarter ended December 31, 2009, the Company submitted proposals on major projects for the Department of Defense facilities and numerous nuclear power stations in the United States and South Korea valued at approximately $2,250,000.  These proposals are pending and awaiting approval, funding and award.  We anticipate decisions relating to these proposals within the third quarter of fiscal 2010.

In November 2009, the Company announced the award of purchase orders valued at $1.5 million for security upgrades at nuclear power stations in key states to meet updated NRC requirements.  We anticipate shipping these purchase orders in full by June 30, 2010.

In January 2010, the Company entered into marketing agreements with Balinor International, LLC and Operational Security, Ltd. (UK) to market the Company's products and its anti-piracy technology in India, Africa and Middle Eastern Territories.  Norman Barta, who is a director of the Company, is also the President of Balinor International, LLC.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2009 ("2009 PERIOD") COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008 ("2008 PERIOD") AND THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

REVENUES.  We had net revenues of $1,635,704 for the 2009 Period compared to $2,438,190 for the 2008 Period, representing a decrease of approximately 32.9%.  Net revenues for the three months ended December 31, 2009 were $1,245,047 as compared to $1,612,674 for the corresponding three month period in 2008. The decrease in net revenues during the 2009 periods compared to the 2008 periods is primarily attributable to a reduction in task orders released on contracts in-house for the U.S. Air Force IBDSS program and nuclear power station orders received during the periods.  Based on our current backlog and incoming orders, we believe that this trend will reverse itself in the coming months, although no assurance can be provided that this will in fact occur.

GROSS MARGINS. Gross margins for the 2009 Period were 66% compared to 25% of revenue for the 2008 Period.  Gross margins were 63% of revenue for the three months ended December 31, 2009 compared to 31% for the corresponding three-month period in 2008.  The increase in gross margins for the six and three  months ended December 31, 2009 compared to the corresponding periods in 2008 is primarily attributable to a change in the order mix of equipment sales and support services.  A decrease in material costs as a percentage of sales is directly related to the improving gross margin on product sales.  Further, the increase in higher margin design and engineering support service billings resulted in the increase in gross margins for the period.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems.  Research and development expenses for the 2009 Period and for the three months ended December 31, 2009 were $80,668 and $40,334 as well as for the corresponding periods in 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the 2009 Period and for the three months ended December 31, 2009 were $745,753 and $518,437, respectively, compared to $543,355 and $324,745 for each of the corresponding periods in 2008. The increase in selling, general and administrative expenses is primarily attributable to a one-time write-off of a debt amounting to $259,316.  Without this one-time write-off, SG&A would have decreased for both the 2009 Period and the quarter ended December 31, 2009.

STOCK BASED COMPENSATION. We issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INCOME (LOSS) FROM OPERATIONS.  The net profit from operations increased from a net loss of $(58,758) in the 2008 period to net income of $234,577 in the 2009 period.  For the three months ended December 31, 2009, there was net income from operations of $222,137 compared to net income of $125,017 for the corresponding period in 2008.  The increase in income from operations during the 2009 periods compared to the 2008 periods is attributable to receipt of higher gross margin purchase orders and controlled selling, general and administrative expenses.

INTEREST EXPENSE.  Interest expense in the 2009 Period was $53,704 compared to $87,889 incurred during the 2008 Period.  The decrease is due to lower amounts pf principal outstanding during the respective periods. Also included in interest expense in the 2008 period is $32,346 of amortization of deferred finance costs relating to the offering costs and the value of the warrants issued on the private placement of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of our convertible debentures in January 2006 to reflect the beneficial conversion feature of the debt and amortize this amount to the date of maturity which was January 2009.  Amortization for  the 2008 period was $9,224 ..

NET INCOME (LOSS).  Net income (loss) before deemed dividends related to preferred stock for the 2009 Period was $180,873 and $(211,175) in 2008.  For the three months ended December 31, 2009, there was net income of $195,644 compared to net income of $24,634 in the corresponding period in 2008.  The increase in net income is directly related to the deliverables of design and engineering support services in the November-December period.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $66,181 on our Series B Convertible Preferred Stock in the 2009 Period and $59,956 in the 2008 Period. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had working capital of approximately $1.4 million compared to approximately $1.1 million at June 30, 2009.  Net cash provided by operating activities for the 2009 period was $271,242 as compared to $113,445 for the 2008 period.

Inventory has increased by $10,684 during the six months ended December 31, 2009 which has still remained relatively high due to an increase of the Company’s work in process in preparation for shipments on our committed projects.

Accounts receivable have increased by $162,735 to $1,414,990 for the six months ended December 31, 2009.  This is directly related to substantial deliverables in December 2009.

Accounts payable and accrued expenses have increased by $10,242 to $1,910,539 for the six months ended December 31, 2009.  The increase from June 30, 2009, is directly related to an increase in material purchases and an increase in accrued salaries to officers and other key employees in the amount of $793,455.

The Company purchased equipment in the aggregate of $12,886 during the six months ended December 31, 2009.  We do not have any material commitments for capital expenditures going forward.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  The Debentures had a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  As of December 31, 2009, approximately $365,000 in principal amount of the debentures remains outstanding.

The principal and interest owing on the debentures became due as of January 11, 2009 but were not repaid.  The Company has been making payments to the debenture holders pursuant to a monthly payment program based on free cash flow plus 8% interest.  The Company has continued  principal payments which amounted  to $87,500 for the six months ended December 31, 2009 and, as of such date, there remains outstanding a balance of $365,000.

We expect that cash on hand together with anticipated collection of accounts receivable during the short term will be sufficient to provide for our working capital needs for the next 12 months.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  As of December 31, 2009, approximately $365,000 in principal amount of the debentures remains outstanding.

The principal and interest owing on the debentures became due as of January 11, 2009 but were not repaid. The Company has been making payments to the debenture holders pursuant to a monthly payment program based on free cash flow plus 8% interest. The Company has continued principal payments, which amounted to $87,500 for the six months ended December 31, 2009 and, as of such date, approximately $365,000 remains outstanding..

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 8, 2009, we held our 2009 annual meeting of shareholders at our principal offices in Clifton, New Jersey.  The following matters were voted on:  (1) election of directors to our board of directors; and  (2) ratification of the appointment of independent registered public accounting firm and auditors.  The vote tally was as follows:

(1)
Each of the following individuals was elected to the board of directors to hold office until the next annual meeting of stockholders or until a successor is duly elected and qualified or the director’s earlier death, resignation or removal.

	For	Withheld

Arthur Barchenko	6,123,507	31,198
Natalie Barchenko	6,123,507	31,198
Norman Barta	6,123,507	31,198
Gordon Fornell	6,123,507	31,198
Stephen Rossetti	6,123,507	31,198
Edward Snow	6,123,507	31,198
Ronald Thomas	6,123,507	31,198

(2)	Ratification of appointment of Demetrius & Company, LLC, Certified Public Accountants as our independent accounting firm and auditors for the fiscal year ended June 30, 2010.

For	Against	Abstain

6,139,017	13,588	2,100

All proposals received the requisite number of votes and were approved.

ITEM 6. EXHIBITS -

Exhibit No.	Title

31.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date: February 5, 2010	By: /s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and principal financial and accounting officer)