Form 10-Q/A
period 2009-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2010-02-09
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of February 9, 2010, Electronic Control Security Inc. had outstanding 10,149,259 shares of common stock, par value $.001 per share.

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to include certain financial information that was inadvertently omitted from the Statement of Operations comprised of the  presentation of the net income per share on a diluted  basis  and  the weighted average number of shares of common stock  on a diluted  basis as well as corresponding corrections to Note 2 to the financial statement.  This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	6

Item 1 - Financial Statements*
Consolidated Balance Sheets December 31, 2009 (Unaudited) and June 30, 2009	F-2
Unaudited Consolidated Statements of Operations for the six and three months ended December 31, 2009 and 2008	F-3
Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008	F-4
Notes to Consolidated Financial Statements	4

Item 2 - Management's Discussion and Analysis of Financial Condition or Results of Operations	6

Item 4A(T) - Controls and Procedures	10

PART II — OTHER INFORMATION

Item 3 - Defaults upon Senior Securities	10

Item 4 - Submission of Matters to a Vote of Security Holders	10

Item 6 – Exhibits	11

Signatures	12

Electronic Control Security Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$185,080	$15,735
Accounts receivable, current portion, net of allowance of $100,000	1,414,990	1,252,255
Inventories	2,155,817	2,145,133
Other current assets	117,719	121,579

Total current assets	3,873,606	3,534,702

Property, equipment and software development costs - net	179,312	212,115
Intangible assets - net	1,073,500	1,115,123
Goodwill	196,962	196,962
Deferred income taxes	442,450	442,450
Other assets	8,786	8,786
	$5,774,616	$5,510,138
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,910,539	$1,900,297
Current maturities of long-term debt	61,151	65,017
8% Convertible debentures	365,000	452,500
Customer deposits	150,000	-

Total current liabilities	2,486,690	2,417,814

Noncurrent liabilities
Due to officers and shareholders	408,115	405,760
Deferred income taxes	48,650	48,650

Total liabilities	2,943,455	2,872,224

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,723 and $1,639 per share liquidation preference; 2,000 shares authorized, 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 10,249,259 and 10,249,259 shares issued; 10,149,259 and 10,149,259 shares outstanding	10,249	10,249
Additional paid-in capital	12,999,709	12,921,154
Accumulated deficit	(10,176,588)	(10,291,280)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	2,831,161	2,637,914
	$5,774,616	$5,510,138

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Six Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,635,704	$2,438,190	$1,245,047	$1,612,674
Cost of revenues	562,332	1,819,127	456,418	1,112,074

Gross profit	1,073,372	619,063	788,629	500,600

Research and development	80,668	80,668	40,334	40,334
Selling, general and administrative expenses	745,753	543,355	518,437	324,745
Stock based compensation	12,374	53,798	7,721	10,504

Income (loss) from operations	234,577	(58,758)	222,137	125,017

Other expenses
Interest expense	53,704	87,889	26,493	40,467
Legal settlement	-	55,304	-	55,304
Amortization of beneficial conversion feature on convertible debt	-	9,224	-	4,612

Total other expenses	53,704	152,417	26,493	100,383

Income (loss) before income taxes	180,873	(211,175)	195,644	24,634

Income taxes	-	-	-	-

Income (loss) before dividends	180,873	(211,175)	195,644	24,634

Dividends related to convertible preferred stock	66,181	59,956	33,502	30,351

Net income (loss) attributable to common shareholders	$114,692	$(271,131)	$162,142	$(5,717)

Net income (loss) per share:
Basic	$0.01	$(0.03)	$0.02	$(0.00)
Diluted	$0.01	$(0.03)	$0.02	$(0.00)

Weighted average number of common shares and equivalents:
Basic	10,149,259	10,149,259	10,149,259	10,149,259
Diluted	10,231,612	10,149,259	10,233,213	10,149,259

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

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and six months ended December 31, 2009 and 2008.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months		Six Months
	Ended Dec. 31,		Ended Dec. 31,
	2009	2008	2009	2008
Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	$10,149,259	$10,149,259	$10,149,259	$10,149,259

Effect of dilutive stock options	83,954	--	82,253	--

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	$10,233,213	$10,149,259	$10,231,612	$10,149,259

For the six months ended December 31, 2009, there were outstanding potential common equivalent shares of 3,895,564 compared to 4,440,404 in the same period in 2008 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

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

ELECTRONIC CONTROL SECURITY INC.

Date: February 9, 2010	By: /s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and principal financial and accounting officer)