Form 10-Q
period 2010-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2010-05-11
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number:  000-31026

ELECTRONIC CONTROL SECURITY INC.
(Exact name of small business issuer as specified in its charter)

NEW JERSEY	22-2138196
(State or other jurisdiction	(IRS Employer Identification No.)
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

As of May 11, 2010, Electronic Control Security Inc. had outstanding 10,149,259 shares of common stock, par value $.001 per share.

INDEX PAGE

Electronic Control Security Inc.
Consolidated Balance Sheets
	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$78,976	$15,735
Accounts receivable, current portion, net of allowance of $100,000	1,451,492	1,252,255
Inventories	2,077,794	2,145,133
Other current assets	130,146	121,579

Total current assets	3,738,408	3,534,702

Property, equipment and software development costs - net	157,311	212,115
Intangible assets - net	1,054,037	1,115,123
Goodwill	196,962	196,962
Deferred income taxes	442,450	442,450
Other assets	8,786	8,786
	$5,597,954	$5,510,138
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,793,084	$1,900,297
Current maturities of long-term debt	53,419	65,017
8% Convertible debentures	290,000	452,500

Total current liabilities	2,136,503	2,417,814

Noncurrent liabilities
Due to officers and shareholders	363,332	405,760
Deferred income taxes	48,650	48,650

Total liabilities	2,548,485	2,872,224

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,765 and $1,522 per share liquidation preference; 2,000 shares authorized, 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 10,249,259 and 10,249,259 shares issued; 10,149,259 and 10,149,259 shares outstanding	10,249	10,249
Additional paid-in capital	13,049,966	12,921,154
Accumulated deficit	(10,008,537)	(10,291,280)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,049,469	2,637,914
	$5,597,954	$5,510,138

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Nine Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,923,381	$3,003,136	$1,287,677	$564,946
Cost of revenues	1,110,994	2,074,042	548,662	254,915

Gross profit	1,812,387	929,094	739,015	310,031

Research and development	104,752	121,002	24,084	40,334
Selling, general and administrative expenses	1,216,745	1,064,201	470,992	520,846
Stock based compensation	29,031	58,626	16,657	4,828

Income (loss) from operations	461,859	(314,735)	227,282	(255,977)

Other expenses
Interest expense	79,393	116,177	25,689	28,288
Interest income	(58)	-	(58)	-
Legal settlement	-	55,304	-	-
Amortization of beneficial conversion feature on convertible debt	-	9,926	-	702

Total other expenses	79,335	181,407	25,631	28,990

Income (loss) before income taxes	382,524	(496,142)	201,651	(284,967)

Income taxes	-	-	-	-

Income (loss) before dividends	382,524	(496,142)	201,651	(284,967)

Dividends related to convertible preferred stock	99,781	90,396	33,600	30,440

Net income (loss) attributable to common shareholders	$282,743	$(586,538)	$168,051	$(315,407)

Net income (loss) per share:
Basic	$0.03	$(0.06)	$0.02	$(0.03)
Diluted	$0.03	$(0.06)	$0.02	$(0.03)

Weighted average number of common shares and equivalents:
Basic	10,149,259	10,149,259	10,149,259	10,149,259
Diluted	10,471,726	10,149,259	10,351,669	10,149,259

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows
	Nine Months
	Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss) before deemed dividends	$382,524	$(496,142)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	128,776	176,568
Increase in allowance for doubtful accounts	-	295,845
Stock based compensation	29,031	58,626
Amortization of beneficial conversion feature on convertible debt	-	9,926
Increase (decrease) in cash attributable to changes in
Accounts receivable	(199,237)	394,228
Inventories	67,339	(86,362)
Other current assets	(8,567)	209,706
Other assets	-	634
Accounts payable and accrued expenses	(107,213)	(546,930)
Payroll taxes payable	-	(613)

Net cash provided by operating activities	292,653	15,486

Cash flows from investing activities:
Acquisition of property plant and equipment	(12,886)	(7,338)

Net cash used in investing activities	(12,886)	(7,338)

Cash flows from financing activities:
Principal payments on 8% convertible debentures	(162,500)	-
Payments on long-term debt	(11,598)	(38,108)
Increase (decrease) in loans from officers	(42,428)	(32,351)

Net cash used in financing activities	(216,526)	(70,459)

Net increase (decrease) in cash and cash equivalents	63,241	(62,311)

Cash and cash equivalents at beginning of period	15,735	72,592

Cash and cash equivalents at end of period	$78,976	$10,281

Noncash financing and investing activities:
Stock received in lieu of payment of receivable from minority interest	$-	$146,962

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$64,094	$80,889
Taxes	$-	$-

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and nine months ended March 31, 2010 and 2009.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months		Nine Months
	Ended Mar. 31,		Ended Mar. 31,
	2010	2009	2010	2009
Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	$10,149,259	$10,149,259	$10,149,259	$10,149,259

Effect of dilutive stock options	202,410	—	322,467	—

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	$10,351,669	$10,149,259	$10,471,726	$10,149,259

For the nine months ended March 31, 2010, there were outstanding potential common equivalent shares of 4,323,627 compared to 4,265,348 in the same period in 2009 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:
	March	June
	2010	2009

Raw materials	$294,424	$335,418
Work-in-process	236,883	232,426
Finished goods	1,546,487	1,577,289
	$2,077,794	$2,145,133

Note 4 - Convertible Debentures

In January 2006, the Company raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of Senior Secured Convertible Debentures ("the Debentures").  The obligations with respect to the Debentures are secured by a lien on all of the Company’s assets, including its intellectual property.  The Debentures had a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  The principal owing on the debentures became due as of January 11, 2009 but was not repaid. The Company has been making payments to the debenture holders pursuant to a monthly payment program based on free cash flow plus 8% interest.  The Company has continued principal payments to the debenture holders proportional to the amount outstanding for each which amounted to $162,500 in the aggregate for the nine months ended March 31, 2010 leaving a balance due of $290,000 as of such date.  On April 5, 2010 an additional $50,000 of principal was repaid. No assurance can, however, be provided that the debenture holders will not resort to legal process and/or attempt to foreclose on their lien.

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

During the quarter ended March 31, 2010, we submitted proposals on major projects for United States Department of Defense facilities and numerous nuclear power stations in the United States and South Korea valued at approximately $12,750,000.  These proposals are pending and awaiting approval, funding and award.  We anticipate decisions relating to these proposals within the fourth quarter of fiscal 2010 and  first quarter of fiscal 2011.

On February 11, 2010, we announced that we received purchase orders totaling $1 million from two nuclear power stations.  We anticipate filling these orders by June 30, 2010.

On April 9, 2010, we hosted an investor conference in which our president stated that, as a result of our change of focus which began in fiscal 2008 from government contracts to large system integrators and selected end users, we are now producing strong profitability through improved sales and gross margins resulting in positive cash flows.  The president also outlined our current marketing activity as well as our pipeline of proposals (valued at approximately $53 million), current committed but unreleased backlog ($7.1 million), and $3.5 million which have been released.  He further stated that the Company has achieved a large part of its marketing and sales objectives and plans to continue its mission in an effort to maintain positive cash flows through fiscal 2010 and 2011.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2010, ("2010 PERIOD") COMPARED TO NINE MONTHS ENDED MARCH 31, 2009 ("2009 PERIOD") AND THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

REVENUES.  We had net revenues of $2,923,381 for the 2010 Period compared to $3,003,136 for the 2009 Period, representing a negligible decrease of approximately 2.7%.  Net revenues for the three months ended March 31, 2010 were $1,287,677 as compared to $564,946 for the corresponding three month period in 2009 representing an increase of 44%..  The increase in net revenues during the three months ended March 31, 2010 compared to the corresponding period in 2009 is primarily attributable to orders on contracts in-house for the U.S. Navy Ashore Program, the United Nations contract in Ethiopia and nuclear power station orders received during the 2009-2010 period.

GROSS MARGINS. Gross margins for the 2010 Period were 62% of revenues compared to 31% of revenue for the 2009 Period.  Gross margins were 57% of revenue for the three months ended March 31, 2010 compared to 55% for the corresponding three-month period in 2009.  The increase in gross margins for the 2010 periods compared to the 2009 periods is primarily attributable to a change in the order mix of equipment sales and support services.  We achieved a decrease in material cost while experiencing an increase in higher margin design and engineering support service billings which, combined, resulted in the increase in gross margins for the period.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems.  Research and development expenses for the 2010 Period and for the three months ended March 31, 2010 were $104,752 and $24,084, respectively, compared to $121,002 and $40,334 for the corresponding periods in 2009.  The decrease in research and development expenses for the 2010 periods compared to the corresponding periods in 2009 is primarily attributable to lower costs incurred for new product development on the Low Volume Entry Gate Control System which affords facilities a fully automated system thereby reducing manpower at entry portals.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the 2010 Period and for the three months ended March 31, 2010 were $1,216,745 and $470,992, respectively, compared to $1,064,201 and $520,846 for each of the corresponding periods in 2009. The increase in selling, general and administrative expenses is primarily attributable to costs relating to the U.S. Navy Ashore program where the Company incurred significant increases in travel and personnel-related expenses and to an increase in bad debts related to two government projects in the U.S.  Although, the Company attempted to resolve these issues during the quarter ended March 31, 2010, management determined that the bad debts are likely to be uncollectible and elected to write off these receivables during the quarter ended March 31, 2010.

STOCK BASED COMPENSATION. We issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INCOME (LOSS) FROM OPERATIONS.  The income from operations increased to $461,859 in the 2010 Period from a loss from operations of $(314,735) in the 2009 Period.  For the three months ended March 31, 2010, there was income from operations of $227,282 compared to a loss from  operations of ($255,977) for the corresponding period in 2009.  The significant increase in income from operations during the 2010 periods compared to the 2009 periods was attributable to the increase in sales and the improved product/service mix which resulted in higher gross margins.

INTEREST EXPENSE.  Interest expense in the 2010 Period was $79,393 compared to $116,177 incurred during the 2009 Period.  The decrease is due to lower amounts of principal debt outstanding during the respective periods.  Also included in interest expense in the 2009 period is $35,288 of amortization of deferred finance costs relating to the offering costs and the value of the warrants issued on the private placement of the convertible debentures.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE. In accordance with EITF No. 00-27, we recorded an additional discount in the amount of $118,748 upon the issuance of our convertible debentures in January 2006 to reflect the beneficial conversion feature of the debt and amortize this amount to the date of maturity which was January 2009.  Amortization for the 2009 period was $9,926.

NET INCOME (LOSS).  Net income (loss) before deemed dividends related to preferred stock for the 2010 Period was $382,524 and $(496,142) in 2009.  For the three months ended March 31, 2010, there was net income before deemed dividends of $201,651 compared to a net loss of ($284,967) in the corresponding period in 2009.  The increase in net income is directly related to the deliverables of design and engineering support services in the January-March period.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $99,781 on our Series B Convertible Preferred Stock in the 2010 Period and $90,396 in the 2009 Period.  In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

We expect that cash on hand together with anticipated collection of accounts receivable during the short term will be sufficient to provide for our working capital needs for the next 12 months.  However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase order that we may receive.  At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received nor do we have commitments for additional funding beyond the committed equity based financing arrangement described below.

At March 31, 2010, we had working capital of approximately $1.6 million compared to approximately $1.1 million at June 30, 2009.  Net cash provided by operating activities for the 2010 period was $292,653 as compared to $15,486 for the 2009 Period.

Inventory has decreased by $67,339 during the nine months ended March 31, 2010 which has still remained relatively high in anticipation of shipments for committed projects of the Company’s prime manufactured product for nuclear power stations and government projects in Asia and the United States.

Accounts receivable have increased by $199,237 to $1,451,492 for the nine months ended March 31, 2010.  This is directly related to substantial deliverables in March 2010.

Accounts payable and accrued expenses have decreased by $107,213 to $1,793,084 for the nine months ended March 31, 2010.  Included in accrued expenses are accrued salaries to officers and other key employees in the amount of $747,528.

The Company purchased equipment in the aggregate of $12,886 during the nine months ended March 31, 2010.  We do not have any material commitments for capital expenditures going forward.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  The Debentures had a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  The principal and interest owing on the debentures became due as of January 11, 2009 but were not repaid.  The Company has been making payments to the debenture holders pursuant to a monthly payment program based on free cash flow plus 8% interest.  The Company has continued principal payments which amounted to $162,500 for the nine months ended March 31, 2010 and, as of such date, there remained outstanding a balance of $290,000.  On April 5, 2010, an additional $50,000 of principal was repaid, and on May 3, 2010, another $50,000 was repaid leaving an outstanding balance of $190,000.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  Our obligations with respect to the Debentures are secured by a lien on all of our assets, including our intellectual property.  The Debentures have a term of three years and are convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion price of $.75 per share, subject to certain adjustments. Interest is payable at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%.  The principal and interest owing on the debentures became due as of January 11, 2009 but were not repaid. The Company has been making payments to the debenture holders pursuant to a monthly payment program based on free cash flow plus 8% interest.  The Company has continued principal payments which amounted to $162,500 for the nine months ended March 31, 2010 and, as of such date, there remained outstanding a balance of $290,000.  On April 5, 2010, an additional $50,000 of principal was repaid, and on May 3, 2010, another $50,000 was repaid leaving an outstanding balance of $190,000.

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

ELECTRONIC CONTROL SECURITY INC.

Date: May 11, 2010	By: /s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and principal financial and accounting officer)