Form 10-K
period 2010-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2010-09-22
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

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

As of September 21, 2010, there were 10,359,259 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was $1,984,950 on June 30, 2010. Such market value was calculated using the closing price of the Common Stock as of the date as quoted on the OTC Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13 and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be filed on or before October 28, 2010.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	(Removed and Reserved	13

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 8.	Financial Statements and Supplementary Data	19
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
Item 9A.	Controls and Procedures	19
Item 9B.	Other Information	20

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services
Item 15.	Exhibits, Financial Statement Schedules	21

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

PART I

Item 1. Business

Overview

Electronic Control Security Inc. (“ECSI” or the “Company” or “we” or “us”) designs, develops, manufactures and markets technology-based integrated security systems. We also provide consulting services consisting of risk assessment and vulnerability studies to ascertain a customer's security requirements in developing a comprehensive risk management and mitigation program, as well as product design and engineering services, and support systems integrators and dealers/installers providing the same services. We market our products domestically and internationally to:

•	national and local government entities including the Department of Defense (DoD) and Department of Energy (DoE);
•	large chemical and petrochemical facilities and major office complexes;
•	energy facilities, including nuclear power stations, power utilities and pipelines; and
•	commercial transportation centers, such as airports and seaports;
•	the maritime community, including large shipping lines and new-built shipyards;
•	border security and border crossing inspection stations; and
•	water and agricultural resources including reservoirs, dams, fish hatcheries and rivers.

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

We believe we have developed an excellent reputation as a provider of integrated security systems since our inception in 1976 because we:

•	offer a complete range of solutions-driven responses to accommodate our customers' needs,
•	offer technologically superior products,
•	are able to design, engineer and manufacture systems customized to our customers' specific requirements,
•	deliver systems that are easy to operate and maintain while providing superior life cycle cost performance compared to systems offered by our competitors,
•	have established solid credentials in protecting high value targets, and offer our customers what we believe may be the best warranty in the industry.
•	are ISO 9001:2008 registered and will seek to maintain our ISO status

Security Industry Overview

The Security Institute of America estimates that the worldwide market for security products and services in 2011 will exceed $8 billion. The industry encompasses a wide ranging, highly fragmented group of products and service providers which includes entities that market comprehensive security systems and offer security consulting services, dealers/installers, small single product companies, equipment manufacturers, consultants and systems integrators.

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

•
Electronic Surveillance System. This system creates a detection and verification band outside and parallel to a secured perimeter and is geared toward high-level security demands such as border control, military bases, airports, power stations, oil and gas storage facilities, nuclear power stations, industrial sites, and prisons.

•
Entry Portal Control (EPC) Integrated Solutions for vehicles and personnel including bollards, lift gates, road blockers, tire shredders, traffic control lighting, signage and those elements for access control to government and commercial sites.

•
Anti-Piracy Technology for vessels at sea, including integrated long-range detection, identification, recording tracking and deterrence systems to identify potential threats to the vessel and provide non-lethal defenses as required.

•
Environmental Monitoring Systems. Our WISE® system  (Water Infrastructure Security Environment) remotely monitors drinking water quality throughout the water distribution system to detect and instantly report the evidence of chemical, or biological contamination.

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

Primary markets that we target include:

•	the U.S. Government, its agencies and departments, including the Department of Defense and the Department of Energy;
•	large industrial facilities, including pharmaceutical companies and major office complexes;
•	energy facilities, including nuclear power stations, utilities, chemical-petrochemical pipelines;
•	commercial aviation and maritime facilities;
•	rail transportation; and
•	foreign/export opportunities in all of the above-targeted areas.

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

Energy Facilities, Including Nuclear Power Stations, Utilities, Chemical-Petrochemical Pipeline Facilities. Nuclear power stations and utilities that house sensitive information and dangerous materials represent a large and lucrative market for our products. Chemical-petrochemical, natural gas and pipeline companies, many of which operate in high risk environments and remote geographic locations, invest huge sums in the assets necessary to operate those businesses and adopt appropriate measures to protect their investments through the acquisition of security equipment and systems.

Commercial Aviation and Maritime Transportation. Infrastructure security has been at the forefront of security consciousness for many years. The federal government appropriated significant funds for the acquisition and installation of new, high-technology security systems at these facilities. There are approximately 1,200 facilities in the U.S. that the Federal Aviation Agency has identified and mandated for perimeter and access control security systems upgrade to be completed over the next several years and we will bid to provide products and services for many of these sites.  In addition, we are marketing our advanced Anti-Piracy products directly into the maritime community of private and commercial ship owners and new-built shipyards.

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

We have entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords the Company and our products added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects. During Fiscal 2010, we entered into teaming agreements with  El-Go Team of Israel, Balinor International (U.S.A.) and Operational Security, Ltd. (United Kingdom).

During fiscal 2010, the Company submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and southeast Asia valued at approximately $13,650,000.  A number of these DoD and nuclear projects amounting to $2.2 million was awarded and partially shipped during the fourth quarter of fiscal 2010. Most of these proposals are still pending and awaiting approval, funding and award.  We anticipate decisions relating to these remaining proposals within the first half of fiscal 2011 with deliveries scheduled through the last six months of fiscal 2011 and the first half of fiscal 2012.

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

Under usual business conditions, given the nature of our customers and products, we receive relatively large orders for products and services from a relatively small number of customers. We are committed to expanding our customer base and, for the fiscal year ended June 30, 2010, there were three customers from which we had significant sales volume.  The Department of Defense accounted for 60 % of net revenues, nuclear power stations, 30%, and Securetech LLC, 10%.   In Fiscal Year 2009, the Department of Defense, Leadcom Integrated Solutions and Securetech LLC accounted for 40% 27% and 10%, respectively, of our net revenues.

Competition

Competition for U.S. government contracts is intense.  We compete against a large number of established multi-national corporations which may have greater resources and financial capabilities than we do.  We also compete against smaller, more specialized companies that concentrate their resources on particular areas.  As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts and bid against these team members in other situations.

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

Manufacturing

We maintain manufacturing operations at our facility in New Jersey.  Activities include the procurement of materials, product assembly and component integration, product assurance, quality control and final testing.

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

During the years ended June 30, 2010 and 2009, we expended $129,358 and $161,336, respectively, on research and development activities.

Product Warranty

IPID® sensors are warranted for ten (10) years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted to the extent of the warranty given by the actual manufacturer.  FOIDS® processors are warranted for a ten (10) year period. For the years ended June 30, 2010 and 2009, net expenses attributable to warranties were well below the amounts accrued.

Technology Licensing Arrangements

As we endeavor to design and manufacture the most effective and efficient technology based security solutions, we review and investigate new and emerging technologies that have application in the security industry. Frequently, we seek to incorporate these technologies into our systems. We are party to agreements to use certain proprietary IT and security systems including Meridian Technologies Inc. (for fiber optic networking affording video voice and data over single fiber), El-Go Team (for bollards, barriers, lift gates, tire shredders, traffic lights and signage), You Tech (for day/night pan/tilt/zoom long range infrared/laser illumination with video motion detection capability from two to 20 kilometers), a magnetic fence and/or in-ground sensor system, and Vindicator/Honeywell for data acquisition .

Employees

As of September 22, 2010, we employed 21 individuals on a full-time basis including four design and engineering staff, seven manufacturing and assembly employees, three marketing employees, three project managers, one program manager and three administrative employees. A number of employees serve in multiple capacities. For example, Arthur Barchenko serves as our President but is also an integral member of our marketing team. Our manufacturing staff may oversee site installation of the products.

We have relationships with 13 independent sales representative and/or dealer-installer organizations covering specific regions in the U.S.A., Central America, South America, United Kingdom, Africa, the Middle East, and Southeast Asia.

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

Risks Relating to Our Business

Although we no longer depend on prime government contracts for a large part of our total sales, we are still indirectly vulnerable to fluctuations in government spending.

Because many of our contracts are governmental-related entities, our business is subject to risks that are out of our control, including global economic developments, wars, political instability, changes in the tax and regulatory environments, and volatility and fluctuations in government spending. For example, the 2009 Homeland Security Appropriations Act provides $7.1 billion in discretionary spending for the Department of Energy and Department of Defense. However, because many customers are governmental-related entities with variable and uncertain budgets, the amount of business that we might receive from them may vary from year to year, regardless of the perceived quality of our business.  We are attempting to mitigate a substantial portion of this risk by diversifying our customer base.

During the fiscal year ended June 30, 2010, six customers accounted for 83% of the Company’s revenues. Of these, one customer accounts for approximately 40% of our revenues, one for 15%, two for 10% each and another for 8%.  A substantial decrease in revenues generated from contracts from these customers could have an adverse effect on our business unless we were able to identify other customers. For the fiscal year ended June 30, 2009, three customers accounted for 83%. Of these, one customer accounted for 40% of revenues, one for 27% and one for 16%. If we are unsuccessful in diversifying our customer base, we may experience a significant decrease in business resulting in a material adverse effect on our financial condition and results of operations.

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

We anticipate that business from programs and projects both inside the United States and overseas will significantly increase during Fiscal 2011 based on the number of proposals outstanding that we believe will be funded and released for manufacture during this period.

During fiscal 2010, the Company submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and southeast Asia valued at approximately $13,650,000.  A number of these DoD and nuclear projects amounting to $2.2 million was awarded and partially shipped during the fourth quarter of fiscal 2010.  Most of these proposals are still pending and awaiting approval, funding and award.  We anticipate decisions relating to these remaining proposals within the first half of fiscal 2011 with deliveries scheduled through the last six months of fiscal 2011 and the first half of fiscal 2012.  Therefore, our domestic and overseas business should be higher than in prior periods.

We anticipate that business from projects outside the United States will comprise an increasing part of our business and, accordingly, we are subject to risks associated with doing business outside the United States.

During the fiscal years ended June 30, 2010 and 2009, we generated approximately 10% and 37%, respectively, of our business from projects outside the United States. We anticipate that the revenue portion from overseas operations will not increase significantly during Fiscal 2011 as a percentage of sales. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located at 790 Bloomfield Avenue, Clifton, New Jersey where we lease approximately 12,200 square feet of space divided among administrative (2,600 square feet) and manufacturing (9,600 square feet) space. We have renewed our lease for this space through April 30, 2018 at a rent of $7,098 per month with an option to renew through April 30, 2028

Item 3. Legal Proceedings

On March 8, 2010, we filed suit in United States Federal Court and The Hague, Netherlands, against a representative/dealer-installer for infringement on our IPID® trademark and patented technology for a project in South Korea.  We are seeking damages in excess of $150,000.

Item 4. Reserved and removed.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Closing Bid
	High	Low
Fiscal 2010
April 1 – June 30, 2010	$0.72	$0.23
January 1 – March 31, 2010	$0.43	$0.14
October 1 – December 31, 2010	$0.24	$0.06
July 1 – September 30, 2010	$0.18	$0.08
Fiscal 2009
April 1 – June 30, 2009	$0.19	$0.07
January 1 – March 31, 2009	$0.08	$0.07
October 1 – December 31, 2008	$0.14	$0.06
July 1 – September 30, 2008	$0.34	$0.18

As of September 9, 2010, ECSI had 182 holders of record of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

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

Not Applicable.

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

We market our products domestically and internationally to:

•	security systems integrators;
•	national and local government entities;

•	large industrial facilities and major office complexes;
•	energy facilities, including nuclear stations, power utilities and pipelines; and
•	commercial transportation centers, such as airports and seaports.

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

Accounting for Income Taxes — We record a valuation allowance to our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $1,933,527 has been recorded against our deferred tax asset at June 30, 2010.

We account for stock-based compensation in accordance with accounting guidance now codified as Financial Accounting Standards Board (FAS) Accounting Standards Codification (ASC) Topic 718, “Compensation-Stock Compensation.” Under the fair value recognition provision of FAS ASC Topic 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity. We use the Black-Scholes option-pricing model to estimate the fair value of options. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although we use available resources and information when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation.

Results of Operations

Year Ended June 30, 2010 (“Fiscal 2010 Period”) Compared to Year Ended June 30, 2009 (“Fiscal 2009 Period”)

Revenues. We had net revenues of $4,513,737 for the Fiscal 2010 Period, as compared to revenues of $3,472,696 for the Fiscal 2009 Period, representing an increase of approximately 30%.  Of the revenues reported in the Fiscal 2010 period, approximately 80% are attributable to domestic projects and 20% are attributable to international projects. The increase in sales in the Fiscal 2010 Period is attributable equally to increased government-related and private sector purchase orders.

Gross Margins. Gross margins for the Fiscal 2010 Period were 55% of revenue as compared to 28% of revenue for the Fiscal 2009 Period. The increase in gross margins is primarily attributable to a change in the order mix of equipment sales and support services.  Although we encountered a small increase in material cost, we also experienced an increase in higher margin design and engineering support service billings which, combined, resulted in the increase in gross margins for the Fiscal 2010 Period.

Research and Development (R&D). Research and development expenses decreased 20% in the Fiscal 2010 Period to $129,358 from $161,336 in the Fiscal 2009 Period.  The decrease in research and development expenses is primarily attributable to lower engineering cost for new product development such as a Long Range PTZ/IR Illuminated CCTV/Intelligent Video Motion Detection System and the High and Low Volume Entry Control Systems for vehicle and personnel developed in the Fiscal 2009 period..

Selling, General and Administrative (SG&A). Selling, general and administrative expenses increased approximately 34% in the Fiscal 2010 Period to $1,771,923 from $1,318,910 for the Fiscal 2009 Period. The increase in selling, general and administrative expenses is attributable to certain costs relating to the U.N. project in Ethiopia where we incurred significant increases in freight and marketing related expenses.  The major increase in costs related to management’s decision to recognize bad debts totaling $629,437 related to two overseas projects in Asia and the Middle East and uncollectible DoD program-related expenses.  Although we attempted to resolve these issues during the past year, we have been unable to collect these amounts.  Based on these results, management has made the decision not to seek the award of DoD prime contracts in the future.

Stock Based Compensation. In the 2010 Period, we issued stock options to our directors and various employees valued at $45,688. The value of these options is being amortized over the vesting period of the underlying award. In the 2010 and 2009 Period, we issued stock options to various consultants and to the directors that were valued at $48,681 and $44,667, respectively.  Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest Expense. Interest expense in the Fiscal 2010 Period was $178,925 as compared to $147,526 for the Fiscal 2009 Period.  Included in interest expense for Fiscal 2010 is the accrued interest of $76,304 related to the Event of Default on the convertible debentures.  Included in interest expense for fiscal 2009 is the amortization of deferred finance costs relating the offering costs and the value of the warrant issued on the private placement of the convertible debentures.  Amortization expense was $35,288 for the Fiscal 2009 Period. The debentures matured in January 2009.

Amortization of Beneficial Conversion Feature. We recorded an additional discount upon the issuance in January 2006 of our convertible debentures to reflect the beneficial conversion feature of the debt and amortizing this amount to the earlier of the date of conversion or the maturity date. In the 2009 period, the Company recorded amortization of $9,926.

Income Tax Benefit. We did not recognize any tax benefits from net operating profits or losses in Fiscal 2010 or 2009.

Net Profit/Loss. Net profit before dividends for the Fiscal 2010 period was $382,858 as compared to a net loss of $(667,059) in Fiscal 2009.

Dividends Related to 10% Series B Convertible Preferred Stock.

We recorded dividends totaling $134,592 on our Series B Convertible Preferred Stock in Fiscal 2010 and $121,933 in Fiscal 2009. In lieu of a cash payment, we have elected, under the terms of the agreement whereby these securities were sold, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth or cash flow.

Liquidity and Capital Resources

We expect that cash on hand together with collection of accounts receivable will be sufficient to provide for our working capital needs through June 30, 2011.  However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacity and/or to satisfy any additional significant purchase order that we may receive.  At the present time, we have no commitments for additional funding.

At June 30, 2010, we had working capital of $1.3 million compared to $1.1 million at June 30, 2009. Net cash provided by operating activities for Fiscal 2010 was $687,689 as compared to $68,503 for Fiscal 2009.

Inventory has decreased by $254,890 in Fiscal 2010, and we anticipate a further decrease during the first half of 2011 for shipments on committed projects that have or are being released.

Day's sales outstanding (DSO) were 153 days at June 30, 2010 as compared with 181 DSO at June 30, 2009. This is due to a concerted effort by management to collect outstanding invoices and settle questionable accounts in order to improve cash flow in Fiscal 2010.

Accounts payable and accrued expenses have increased by $542,386 in the Fiscal 2010 period as we have accounted for customer pre-payments amounting to $790,275 on a government project.

Investing activities for Fiscal 2010 included equipment and software purchases totaling $15,214, primarily related to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward. Investing activities for Fiscal 2009 included $7,338 for product upgrades.

In January 2006, we raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  As of June 30, 2010, approximately $100,000 in principal amount of the debentures was outstanding.   The remaining $100,000 of the original principal amount and related interest were repaid during July 2010.  Following the repayment of the original principal amount, we do not have any significant long term debt on our books.

In Fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a bearing interest at the rate of 8% per annum. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid within the next 12 months. The balances at June 30, 2010 and 2009 were $43,754 and $65,017, respectively.

In July of 2010, $33,500 of loans due to officers was converted into stock though the exercise of options issued under the Employee Stock Option Plan.

We expect that cash on hand together with collection of accounts receivable will be sufficient to provide for our working capital needs for the next 12 months.

Discussion of Results, Business Outlook and Identifiable Industry Trends

Spending in the security industry has stabilized over the last year as the U.S. Congress has continued to allocate money to fund homeland security initiatives including Department of Energy and Department of Defense programs. We expect this trend will continue for the foreseeable future. As a result, the level of new proposals continues and our committed backlog, including awards for the U.S. Navy, U.S. Air Force and nuclear power stations, is one of the largest in our history.  We cannot, however, assure you that we will complete any or all of the orders comprising our backlog within the anticipated time frame. Our experience has taught us that all of these anticipated releases and new contracts are subject to cancellation or delay, thus we cannot be certain of the total realized revenue amount of our backlog and do not even reference the total dollar amount of our present backlog or submitted proposals.

Our sales dependency has continued to shift from our President and Chief Executive Officer, Arthur Barchenko, to marketing and sales representatives,  program and project managers to meet our revenue objectives. During the last year, we continued to mitigate the concentration of sales efforts by (i)  engaging independent sales representatives to market our products and generate sales opportunities and (ii) expanding sales efforts through dealer-installers and system integrators in geographic regions on which we have not focused our resources in years past such as Latin America, Egypt and the Middle East, China and Africa, where we are developing projects that management believes will result in ongoing revenue.

During the Fiscal 2010 period, we submitted bids on 28 new projects for work to be performed at our Clifton, New Jersey facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by customers upon short notice with little or no penalty, as is typical in our industry.

During Fiscal 2009 and 2010, we developed a comprehensive solution with the technology required to address the growing demand for entry portal control and perimeter security solutions.

During Fiscal 2010, in conjunction with Balinor International, LLC, we developed an anti-piracy technology (APT) solution to address maritime security at sea.

During Fiscal 2010, in conjunction with JMAR, LLC, we upgraded our water monitoring and detection system to include biological detection and will offer three versions to the market under a cross licensing agreement for chemical, biological or combined chemical/biological detection.

We are committed to offering our customers comprehensive, integrated security system solutions that employ the latest technologies and address the most critical security requirements. The security industry continues to evolve rapidly as new technologies are developed specifically to meet security challenges and existing technologies are being adapted for new uses. In addition, the public and private sectors continue to analyze and distinguish new security risks and industry participants seek to develop technologies and products to fill these newly discerned requirements. We remain committed to pursuing teaming and OEM agreements that may add to our revenues and enhance both our product line and, ultimately, our ability to compete in our industry.

Business Outlook

As global economic prospects began to change during 2010, orders and commitments increased due to the need for improved security levels while reducing manpower and maintenance costs.  Currently, proposals for new orders continue to grow. However, our historical results have taught us that the release of funds that support proposals may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based purchase orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus, we cannot be certain of the total realized value and revenue which we will generate from committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments sometime within the next four to eight months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

The security industry as a whole has changed. The security market historically has been a product oriented opportunity for manufacturers, both within the United States and internationally. The difficulty the industry traditionally faced has been the ability to develop a standard security platform that would permit systems integrators to design a seamless interface between the multiple products and subsystems required to address threats in high-security environments.  The Company has developed a platform that addresses seamless integration of multiple technologies including legacy and government-furnished equipment. We expect this trend to continue for the foreseeable future, since the demand for integrated platforms has become a necessity.

We continue to seek to improve our integrated systems and have retained highly-competent systems and computer-oriented electronic engineers to further develop and enhance the integrated platform for current and future projects.

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

We believe we are positioned for economic success during Fiscal 2011 which should continue into 2012 and beyond. A number of factors contribute to this outlook.

•
Our estimate that orders recently received, including nuclear power station security upgrades; U.S. Air Force and U.S. Navy base equipment purchases; relationships developed with M.C. Dean, Sandia, Enercon, and the Shaw Group may result in product purchase orders that should  yield significant sales in 2011.

•	The conclusion of agreements with new strategic partners for the U.S. Navy base security upgrade program will be a source of material orders during Fiscal 2011 and for 2012.
•	We have entered into marketing and sales agreements with three firms well positioned in the Middle and Far East, eastern Europe and Africa to address ports, airports and border security opportunities.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective beginning in the first quarter of fiscal year 2011; however, early adoption is permitted.  Management does not expect these new standards to significantly impact its consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of fiscal 2011; however, early adoption is permitted.  Management does not expect these new standards to significantly impact its consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. Management does not expect these new standards to significantly impact its consolidated financial statements

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Our management, including our principal executive officer who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control -  Integrated Framework , our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

During the year ended June 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Item 9B. Other Information.

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 2010 and such information is incorporated herein by reference.

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

By:	/s/ Arthur Barchenko Name: Arthur Barchenko Title: President, Chief Executive Officer (and Principal Financial and Accounting Officer Dated: September 22, 2010

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Arthur Barchenko	President, Chief Executive Officer	September 22, 2010
Arthur Barchenko	(and Principal Financial and Accounting Officer) and Director
/s/ Natalie Barchenko	Treasurer and Director	September 22, 2010
Natalie Barchenko
/s/ Edward Snow	Director	September 22, 2010
Edward Snow
/s/ Stephen Rossetti	Director	September 22, 2010
Stephen Rossetti
/s/ Gordon E. Fornell	Director	September 22, 2010
Gordon E. Fornell
/s/ Ronald Thomas	Director	September 22, 2010
Ronald Thomas
/s/ Norman Barta	Director	September 22, 2010
Norman Barta

ELECTRONIC CONTROL SECURITY INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 22, 2010

Electronic Control Security Inc.
Consolidated Balance Sheets

	June 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$168,465	$15,735
Accounts receivable, current portion, net of allowance
of $25,000 and $100,000, respectively	1,932,910	1,252,255
Inventories	1,875,243	2,145,133
Other current assets	165,854	121,579
Total current assets	4,142,472	3,534,702

Property, equipment and software development costs - net	142,386	212,115
Intangible assets - net	1,032,469	1,115,123
Goodwill	196,962	196,962
Deferred income taxes	437,350	442,450
Other assets	8,786	8,786
	$5,960,425	$5,510,138
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,442,683	$1,900,297
Due to officers and shareholders	259,778	-
Current maturities of long-term debt	43,754	65,017
8% Convertible debentures	100,000	452,500
Total current liabilities	2,846,215	2,417,814

Noncurrent liabilities
Due to officers and shareholders	-	405,760
Deferred income taxes	43,550	48,650
Total liabilities	2,889,765	2,872,224

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,809 and $1,522 per share liquidation preference; 2,000 shares authorized,
791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
10,259,259 and 10,249,259 shares issued; 10,159,259 and 10,149,259
shares outstanding	10,259	10,249
Additional paid-in capital	13,105,624	12,921,154
Accumulated deficit	(10,043,014)	(10,291,280)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	3,070,660	2,637,914
	$5,960,425	$5,510,138

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Year
	Ended
	June 30,
	2010	2009

Revenues	$4,513,737	$3,472,696
Cost of revenues	2,012,013	2,508,474

Gross profit	2,501,724	964,222

Research and development	129,358	161,336
Selling, general and administrative expenses	1,771,923	1,318,910
Stock based compensation	45,688	63,279

Income (loss) from operations	554,755	(579,303)

Other expenses
Interest expense	178,925	147,526
Interest income	(661)	-
Legal settlement	(6,367)	(69,696)
Amortization of beneficial conversion feature on convertible debt	-	9,926

Total other expenses	171,897	87,756

Income (loss) before income taxes	382,858	(667,059)

Income taxes	-	-

Income (loss) before dividends	382,858	(667,059)

Dividends related to convertible preferred stock	134,592	121,933

Net income (loss) attributable to common shareholders	$248,266	$(788,992)

Net income (loss) per share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

Weighted average number of common shares and equivalents:
Basic	10,150,437	10,149,259
Diluted	10,512,680	10,149,259

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Year
	Ended
	June 30,
	2010	2009

INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss) before deemed dividends	$382,858	$(667,059)
Adjustments to reconcile income (loss)
to net cash provided by operating activities:
Depreciation and amortization	167,597	220,543
Decrease in allowance for doubtful accounts	(75,000)	-
Increase in inventory reserve	15,000
Stock based compensation	49,888	63,279
Amortization of beneficial conversion feature on convertible debt	-	9,926
Increase (decrease) in cash attributable to changes in
Accounts receivable	(605,655)	993,513
Inventories	254,890	7,400
Other current assets	(44,275)	215,882
Other assets	-	634
Accounts payable and accrued expenses	542,386	(775,002)
Payroll taxes payable	-	(613)

Net cash provided by operating activities	687,689	68,503

Cash flows from investing activities:
Acquisition of property plant and equipment	(15,214)	(7,338)

Net cash used in investing activities	(15,214)	(7,338)

Cash flows from financing activities:
Principal payments on 8% convertible debentures	(352,500)	(37,500)
Payments on long-term debt	(21,263)	(41,974)
Increase (decrease) in loans from officers	(145,982)	(38,548)

Net cash used in financing activities	(519,745)	(118,022)

Net increase (decrease) in cash and cash equivalents	152,730	(56,857)

Cash and cash equivalents at beginning of year	15,735	72,592

Cash and cash equivalents at end of year	$168,465	$15,735

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$83,244	$76,763
Taxes	$-	$-

Non cash financing activities
Stock issued for services	$4,200

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Changes in Shareholders Equity

	Series A Convertible		Series B 10% Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Total	Income (Loss)

Balances at June 30, 2008	300,000	$3,000	791	$1	10,249,259	$10,249	$12,735,943	$(9,502,288)	$4,790	$(10,000)	$3,241,694	$(852,807)

Dividend on preferred stock							121,933	(121,933)			-

Stock based compensation							63,279				63,279

Net loss								(667,059)			(667,059)	(667,059)

Balances at June 30, 2009	300,000	$3,000	791	$1	10,249,259	$10,249	$12,921,154	$(10,291,280)	$4,790	$(10,000)	$2,637,914	$(667,059)

Dividend on preferred stock							134,592	(134,592)			-

Issuance of stock for services					10,000	10	4,190				4,200

Stock based compensation							45,688				45,688

Net income								382,858			382,858	382,858

Balances at June 30, 2010	300,000	$3,000	791	$1	10,259,259	$10,259	$13,105,624	$(10,043,014)	$4,790	$(10,000)	$3,070,660	$382,858

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Electronic Control Security, Inc. (the “Company”) is engaged in the design, development, manufacture and marketing of technology-based integrated security solutions.  The Company also performs support services consisting of risk assessment and vulnerability studies to ascertain a customer's security requirements in developing a comprehensive risk management and mitigation program as well as product design and engineering services in support of the systems integrators and dealers/installers providing these services to a client.

The Company’s office and manufacturing facilities are located in Clifton, New Jersey.  Products and services are marketed domestically and internationally to national and local government entities, chemical and petrochemical facilities, energy facilities, commercial transportation centers, border security, and water and agricultural resources.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses.  The allowance is estimated from historical performance and projections of trends.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Depreciation

Depreciation is provided for by straight-line and accelerated methods over the estimated useful lives of the assets, which vary from three to ten years.  Cost of repairs and maintenance are charged to operations in the period incurred.

Software Development Costs

Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 5 years. There were no software development costs for the years ended June 30, 2010 and 2009.

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of  shares  of the Company's common stock outstanding.  Diluted earnings per  share is computed based on the weighted-average number of shares of the Company's common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the years ended June 30, 2010 and 2009.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Year
	Ended June 30,
	2010	2009

Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	10,150,437	10,149,259

Effect of dilutive stock options	362,243	—

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	10,512,680	10,149,259

For the year ended June 30, 2010, there were outstanding potential common equivalent shares of 4,874,354 compared to 4,114,897 for the year ended June 30, 2009, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  These potential dilutive common equivalent shares may be  dilutive to future diluted earnings per share.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

Research and development expenditures are expensed as incurred. Research and development costs for the years ended June 30, 2010 and 2009 amounted to $129,358 and $161,336, respectively.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.  Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities.  A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Effective July 1, 2007, the Company adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.”  The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company is no longer subject to federal or state and local income tax examinations by tax authorities for years before 2006.

Intangible Assets

The cost of licenses, patents, and trademarks are being amortized on the straight-line method over their useful lives, ranging from 5 to 20 years.

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs.  These costs are charged to expense in the year in which they are incurred.  The Company did not incur advertising costs for the years ended June 30, 2010 and 2009.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling

Shipping and handling costs are recorded as costs of revenues and are approximately $12,300 and $37,400 for the years ended June 30, 2010 and 2009, respectively

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with accounting guidance now codified as Financial Accounting Standards Board (FAS) Accounting Standards Codification (ASC) Topic 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of FASB ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current liabilities and convertible debentures, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Recent Pronouncements

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective beginning in the first quarter of fiscal year 2011; however, early adoption is permitted.  Management does not expect these new standards to significantly impact its consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of fiscal 2011; however, early adoption is permitted.  Management does not expect these new standards to significantly impact its consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. Management does not expect these new standards to significantly impact its consolidated financial statements.

Note 3 - Inventories

Inventories at June 30, 2010 and 2009 consist of the following:
	2010	2009
Raw materials	$307,935	$335,418
Work-in-process	215,188	232,426
Finished goods	1,367,120	1,577,289
	$1,890,243	$2,145,133

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Property, Equipment and Software Development Costs

Property, equipment and software development costs consist of the following:

	2010	2009
Furniture and fixtures	$70,551	$70,551
Machinery and equipment	881,064	865,850
Improvements	23,008	23,008
Software	106,415	106,415
Software development costs	526,760	526,760
	1,607,798	1,592,584
Less: accumulated depreciation and amortization	1,465,412	1,380,469
	$142,386	$212,115

Depreciation expense was $84,943 and $102,011 for the years ended June 30, 2010 and 2009, respectively.

Note 5 – Intangibles

	June 30, 2010		June 30, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Licenses	$74,000	$67,669	$74,000	$61,933
Patent	852,793	249,982	852,793	203,111
Trademarks	577,263	153,936	577,263	125,073
Other	8,881	8,881	8,881	7,697

	$1,512,937	$480,468	$1,512,937	$397,814

Amortization expense charged to operations was $82,654 and $83,245 for the years ended June 30, 2010 and 2009, respectively.  Future annual amortization expense for the licenses and other intangible assets is expected to be approximately $8,100 for the next year and $75,700 for the patents and trademarks through 2022, their estimated remaining useful lives.

In January 2009, the Company agreed to release the minority shareholders of its Middle East subsidiary of all claims, including amounts receivable from them in the amount of $149,962 in exchange for their shares in the subsidiary. The Company recorded this additional investment in the subsidiary to Goodwill.

Note 6 - Long-Term Debt

In connection with the Clarion acquisition, the Company assumed an existing loan in the amount of $95,300. The loan was payable in 34 monthly installments of $2,750 plus interest at the rate of prime plus 1/2% per annum. The balance was fully satisfied in fiscal 2009.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a note bearing interest at the rate of 8%. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid over the next 12 months. Collateral for the note is the underlying equipment. The balance in the note at June 30, 2010 and 2009 was $43,754 and $65,017, respectively.

Note 7 - Convertible Debentures

In January 2006, the Company completed a private placement of $1million in principal amount of its Senior Secured Convertible Debentures ("the Debentures"). At closing, the Company received net proceeds of approximately $831,000 from the proceeds of the Debentures, after the payment of offering related fees and expenses. The Company’s obligations with respect to the Debentures are secured by a lien on all of the assets of the Company, including its intellectual property. The Debentures, which were due on January 9, 2009, were originally convertible at the option of the holder at any time into shares of the Company's common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $1.15 per share at issuance, subject to certain adjustments. Interest is payable on a quarterly basis at a rate equal to the greater of 8% per annum or the prime rate for the applicable interest period plus 2.5%. At the option of the Company, interest payments are payable either in cash or in shares of Common Stock (provided there is an effective registration statement at the time of payment), subject to certain conditions. The Company elected to pay the interest in cash.

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

For financial reporting purposes, the Company recorded a discount of $223,096 to reflect the value of the Warrants and a discount of $193,350 to reflect the value of issuance costs and will be amortizing this amount to the earlier of the date of conversion or maturity. In addition, the Company recorded additional discount on the debentures of $118,748 to reflect the beneficial conversion feature of the debt and is amortizing this amount to the date of maturity.  The amortization of the discounts and beneficial conversion amounted to $45,214 for the year ended June 30, 2009.

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

The principal owing on the debentures became due as of January 11, 2009 but was not repaid.   The Company has been making payments to the debenture holders pursuant to a monthly payment program based on free cash flow plus 8% interest.  The Company has continued principal payments to the debenture holders proportional to the amount of outstanding for each which amounted to $352,500 in the aggregate for the year ended June 30, 2010, leaving a balance due of $100,000 as of such date.  On July 30, 2010, the remaining principal balance of $100,000 and interest to date were paid in full..

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was a continuing Event of Default under these secured convertible debentures. For the purpose of curing such event, in August - September 2010, the Company offered to the three debenture holders an aggregate of 282,608 shares of its Common Stock in satisfaction thereof. As of the date of the filing of this annual report on Form 10-K, the Company has issued 70,652 shares of Common Stock to one of the debenture holders.

Note 8 - Due to Officers and Shareholders

These amounts represent interest bearing advances and are due on demand.

Note 9 - Income Taxes

The provision for taxes for the year ended June 30, 2010 and 2009 includes the following components:

	2010	2009
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	-	-
State	-	-
Foreign	-	-
	-	-

	$-	$-
The components of the deferred tax accounts as of June 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Net operating loss carryforward	$2,154,357	$2,271,322
Stock based compensation	202,601	184,326
Other	14,000	44,000
	2,370,958	2,499,648
Deferred tax liabilities
Depreciation and amortization	43,631	48,693
Subtotal	2,327,327	2,450,955
Valuation allowance	(1,933,527)	(2,057,155)

Net deferred tax assets	$393,800	$393,800

The valuation allowance at June 30, 2008 was $1,810,684.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:
	2010	2009
Expected federal tax at statutory rate	$90,653	$(253,491)
State taxes, net of federal tax effect	16,006	(44,711)
Foreign rate differential	-	(23)
Non deductible expenses	56,728	69,103
Change in valuation allowance	(176,120)	229,212
Other	12,733	-
	$-	$-

At June 30, 2010 the Company had net operating loss carryforwards for federal and state income tax purposes of $4,472,697 and $4,344,788 respectively, expiring through 2030. The Company has foreign net operating loss carryforwards of $607,170 with no expiration date.

At June 30, 2010 and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2010 and 2009.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

Note 10 - Shareholders’ Equity

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

Cumulative but undeclared dividends at June 30, 2010 total approximately $300,000.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Option activity for 2010 and 2009 is summarized as follows:

			Weighted
			Average
			Exercise
		Options	Price

Options outstanding, July 1, 2008		1,124,500	$.88
Granted		460,000	.17
Forfeited		(142,500)	.81

Options outstanding, June 30, 2009		1,442,000	.66

Granted		300,000	$.17
Forfeited		(10,000)	.75

Options outstanding, June 30, 2010		1,732,000	$.57

Aggregate intrinsic value		$36,400

Exercisable at June 30, 2010		1,719,500	$.57

Shares of common stock available for future grant under the plans	518,000

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options. There were no option exercises in fiscal 2010 or 2009.

The following table summarizes information about stock options outstanding at June 30, 2010.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price

$.07	140,000	7.03	$.07	140,000	$.07
$.17	300,000	7.94	$.17	300,000	$.17
$.22	320,000	6.37	$.22	320,000	$.22
$.30	40,000	1.11	$.30	40,000	$.30
$.75	527,000	4.81	$.75	514,500	$0.75
$1.00-1.07	180,000	4.15	$1.02	180,000	$1.02
$1.20	225,000	4.56	$1.20	225,000	$1.20

$.07-$1.20	1,732,000	5.63	$.57	1,719,500	$.57

The fair value of each option grant is estimate on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2010 and 2009, using the Black-Scholes option-pricing:

	2010	2009

Risk free interest rate	3.07%	2.26%
Expected life	5.75	4.63
Expected volatility	169. %	118. %
Dividend yield	0%	0%

Weighted-average grant date fair value per share	$0.16	$0.10

As of June 30, 2010, there was $37,057 of total unrecognized compensation cost related to nonvested options granted. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 11 - Concentrations and Economic Dependency

The Company had six customers that accounted for 40%, 15%, 10%, 10%, 5% and 3%, respectively of net revenues for year ended June 30, 2010 and three customers that accounted for 40%, 27% and 10%, respectively, of net revenues for year ended June 30, 2009.  Three customers accounted for 94% of the accounts receivables as of June 30, 2010. At June 30, 2010 approximately 8% of accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in financial institutions.  At June 30, 2010 and 2009, substantially all of the Company's cash was in two banks.  The amount that is federally insured is subject to FDIC's limit of $250,000 per depositor per insured bank.  Certain noninterest-bearing checking accounts are fully covered by the bank's participation in the FDIC's Transaction Account Guarantee Program  ("TAG Program"), in effect as of December 19, 2008 and through June 30, 2010.  At times, during the years ended  June 30, 2010 and 2009, the Company had balances that exceeded  FDIC limits

Note 12 – Commitments and Contingencies

Lease Agreements

Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2010 are as follows:

2011	$69,864
2012	71,262
2013	72,688
2014	74,141
2015	75,624
Thereafter	222,471
$586,050
Rent expense under all operating leases was $81,297 and $108,082 for the years ended June 30, 2010 and 2009, respectively.

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

 Note 13 – Geographic Data

The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

	U.S.	% of total	Middle East	% of total
For the year ended June 30, 2010
Revenue	$4,513,737	100.00%	$—	—
Operating income (loss)	554,893	100.02%	(138)	(.02)%
Identifiable assets	5,675,778	95.22%	284,647	4.78%

For the year ended June 30, 2009
Revenue	$3,472,696	100.00%	$—	—
Operating loss	(535,487)	92.44%	(43,816)	7.56%
Identifiable assets	5,243,791	94.85%	284,647	5.15%

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Related Party Transactions

The Company made non-interest bearing advances that are due on demand to a former officer and director of the Company. The balances outstanding at June 30, 2010 and 2009 were $50,250.

Note 15 – Subsequent Events

Management has evaluated events occurring subsequent to June 30, 2010 through September 21, 2010 to determine if any such events should either be recognized or disclosed.  Except as disclosed in Note 7, there were no other events.