Form 10-Q
period 2010-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2010-11-01
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2010, Electronic Control Security Inc. had outstanding 10,429,911 shares of common stock, par value $.001 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	5

Item 1 - Financial Statements
Consolidated Balance Sheets September 30, 2010 (Unaudited) and June 30, 2010	F-2
Unaudited Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009	F-3
Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009	F-4
Notes to Consolidated Financial Statements	3

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 4 - Controls and Procedures	8

PART II — OTHER INFORMATION

Item 6 – Exhibits	9

Signatures	10

Electronic Control Security Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$787,079	$168,465
Accounts receivable, current portion, net of allowance
of $25,000	351,218	1,932,910
Inventories	2,102,211	1,875,243
Other current assets	193,443	165,854

Total current assets	3,433,951	4,142,472

Property, equipment and software development costs - net	254,910	142,386
Intangible assets - net	1,012,103	1,032,469
Goodwill	196,962	196,962
Deferred income taxes	437,350	437,350
Other assets	8,786	8,786
	$5,344,062	$5,960,425
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,868,396	$2,442,683
Due to officers and shareholders	118,120	259,778
Current maturities of debt	34,649	43,754
8% Convertible debentures	-	100,000

Total current liabilities	2,021,165	2,846,215

Noncurrent liabilities
Deferred income taxes	43,550	43,550

Total liabilities	2,064,715	2,889,765

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,855 and $1,809 per share liquidation preference; 2,000 shares authorized,
791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
10,529,911 and 10,259,259 shares issued; 10,429,911 and 10,159,259
shares outstanding	10,530	10,259
Additional paid-in capital	13,218,198	13,105,624
Accumulated deficit	(9,947,172)	(10,043,014)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,279,347	3,070,660
	$5,344,062	$5,960,425

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Three Months
	Ended
	September 30,
	2010	2009
	(Unaudited)

Revenues	$801,552	$390,657
Cost of revenues	262,292	105,914

Gross profit	539,260	284,743

Research and development	24,606	40,334
Selling, general and administrative expenses	341,815	227,316
Stock based compensation	24,198	4,653

Income from operations	148,641	12,440

Other expenses
Interest expense	17,924	27,211
Interest income	(1,196)

Total other expenses	16,728	27,211

Income (loss) before income taxes	131,913	(14,771)

Income taxes	-	-

Income (loss) before dividends	131,913	(14,771)

Dividends related to convertible preferred stock	36,071	32,679

Net income (loss) attributable to common shareholders	$95,842	$(47,450)

Net income (loss) per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average number of
common shares and equivalents:
Basic	10,330,620	10,149,259
Diluted	10,541,691	10,149,259

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Three Months
	Ended
	September 30,
	2010	2009
	(Unaudited)
INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss) before deemed dividends	$131,913	$(14,771)
Adjustments to reconcile income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	43,009	43,833
Stock based compensation	24,198	4,653
Issuance of shares in repayment of amounts owed	19,076
Increase (decrease) in cash attributable to changes in
Accounts receivable	1,581,692	(277,267)
Inventories	(226,968)	(37,718)
Other current assets	(27,589)	11,312
Accounts payable and accrued expenses	(574,287)	158,597

Net cash provided by (used in) operating activities	971,044	(111,361)

Cash flows from investing activities:
Acquisition of property plant and equipment	(135,167)	-

Net cash used in investing activities	(135,167)	-

Cash flows from financing activities:
Principal payments on 8% convertible debentures	(100,000)	-
Payments on debt	(9,105)	-
Increase (decrease) in loans from officers	(108,158)	104,432

Net cash (used in) provided by financing activities	(217,263)	104,432

Net increase (decrease) in cash and cash equivalents	618,614	(6,929)

Cash and cash equivalents at beginning of period	168,465	15,735

Cash and cash equivalents at end of period	$787,079	$8,806

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,002	$27,511
Taxes	$-	$-

Supplemental disclosures of noncash financing activities:
Exercise price of stock options paid via reduction in shareholder loans	$33,500

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto  included in the Company's Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three months ended September 30, 2010 and 2009.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months
	Ended Sept. 30,
	2010	2009
Denominators:

Weighted-average shares outstanding used
to compute basic earnings per share	10,330,620	10,149,259

Effect of dilutive stock options	211,071	—

Weighted-average shares outstanding and
dilutive securities used to compute
dilutive earnings per share	10,541,691	10,149,259

For the three months ended September 30, 2010, there were outstanding potential common equivalent shares of 4,387,116 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.  All of the shares were anti-dilutive for the 2009 period.

Note 3 - Inventories

Inventories consist of the following:
	September 30,	June 30,
	2010	2010

Raw materials	$309,417	$307,935
Work-in-process	409,744	215,188
Finished goods, net	1,383,050	1,367,120

	$2,102,211	$1,890,243

Note 4 - Convertible Debentures

In January 2006, the Company raised net proceeds of $831,000 from the proceeds of the private placement of $1 million in principal amount of our Senior Secured Convertible Debentures ("the Debentures").  The principal and accrued interest became due in January 2009 but was not repaid at such time. The Company paid down the principal and accrued interest pursuant to a monthly payment program based on free cash flow plus 8% interest.  The remaining $100,000 of the original principal amount and related interest were repaid during July 2010.

There was a continuing Event of Default under these secured convertible debentures. For the purpose of curing such event, in August - September 2010, the Company offered to the three debenture holders an aggregate of 282,608 shares of its Common Stock in satisfaction thereof. As of the date of the filing of this report, the Company has issued 70,652 shares of Common Stock to one of the debenture holders.

Note 5 - Due to Officers and Shareholders

In July 2010, a reduction of $33,500 was made to the balance in the loan accounts in lieu of the exercise price on a total of 200,000 shares issued to Officers and Shareholders.

Note 6 – New Authoritative Pronouncements

In January 2010, the Financial Accounting Standards Board issued amended standards that require additional fair value disclosures.  These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation of fair value measurements using significant unobservable inputs (level 3), beginning in the first quarter of 2011.  Management does not expect these new standards to significantly impact its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes related to those statements.  Some of our discussion is forward-looking and involves risks and uncertainties.  For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the annual report for the year ended June 30, 2010 on Form 10-K.

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

OVERVIEW

We are engaged in the design, development, manufacture and marketing of technology-based integrated entry control and perimeter security solutions.  We also perform support services consisting of risk assessment and vulnerability studies to ascertain a customer's security requirements in developing a comprehensive risk management and mitigation program as well as product design and engineering services in support of the systems integrators and dealers/installers providing these services to a client.

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

As reported previously, the Company submitted proposals during fiscal 2010 on projects for Department of Defense (DoD) facilities and certain nuclear power stations in the United States and southeast Asia valued at approximately $13,650,000.  A number of these DoD and nuclear projects amounting to $2.2 million were awarded and partially shipped during the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011.  The balance of these proposals are still pending and awaiting approval, funding and award.  We anticipate decisions relating to the remaining proposals within the first half of fiscal 2011, with deliveries scheduled through the last six months of fiscal 2011 and the first half of fiscal 2012.

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

INVENTORY VALUATION

Inventories are valued at the lower of cost or market.  We routinely evaluate the composition of our inventory to identify obsolete or otherwise impaired inventories.  Inventories identified as impaired are evaluated to determine if reserves are required. We currently have a reserve of $15,000 against inventory.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 (“2010 Period”) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009 (“2009 Period”)

REVENUES.  We had net revenues of $801,552 for the 2010 Period compared to $390,657 for the 2009 Period, representing an increase in net revenues for the 2010 Period of approximately 105%.  The increase in net revenues during the 2010 Period compared to the 2009 Period is primarily attributable to the increase in deliverable products and support services as a direct relationship to incoming orders.

GROSS MARGINS. Gross margins for the 2010 Period were 67.3% compared to 72.9% of revenue for the 2009 Period.  The 5.6% decrease in gross margins for the 2010 Period and 2009 Period is primarily attributable to the order mix of product sales and support services.  The Company has basically stabilized its gross margins and design and engineering support service billings.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of those incurred in designing and developing upgrades to existing products and systems as well as new product development work on the WISE® (Water Infrastructure Sensing Equipment) water technology.  Research and development expenses were $24,606 for the 2010 period and $40,334 for the 2009 period.  The decrease in research and development costs during the 2010 Period as compared to the 2009 Period is attributable to the lower R&D expenditures during the 2010 Period for the design and development of the WISE® system.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the 2010 Period were $341,815 compared to $227,316 for the corresponding period in 2009.  The increase in selling, general and administrative expenses during the 2010 Period as compared to the 2009 Period  is primarily attributable to an increase in design and manufacturing  personnel to support the increase in our order backlog over prior periods and sales as well as an increase in marketing personnel and related expenses.

STOCK BASED COMPENSATION. We have issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INCOME FROM OPERATIONS.  The income from operations increased to $148,641 in the 2010 Period compared to $12,440 in the 2009 Period.  The increase in income from operations during the 2010 Period as compared to the 2009 Period is primarily attributable to the increase in sales of our standard products yielding higher gross margins and the increased amount of design, engineering, and support service billings.

INTEREST EXPENSE.  Interest expense in the 2010 Period was $17,924 compared to $27,211 incurred during the 2009 Period.

INCOME (LOSS).  Income before dividends related to convertible preferred stock for the 2010 Period was $131,913 compared to a loss of  $(14,771) in the 2009 Period.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $36,071 on our Series B Convertible Preferred Stock in the 2010 Period and $32,679 in the 2009 Period. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next 12 months.  However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase order that we may receive.  At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received.

At September 30, 2010, we had working capital of approximately $1.4 million compared to approximately $1.3 million at June 30, 2010.  Net cash provided by operating activities for the 2010 Period was $971,044 as compared to $(111,361) used in operating activities for the 2009 Period.

Inventory increased by $226,968 during the three months ended September 30, 2010.  The increase is primarily due to work in process for our currently released backlog.  The shipments of the Company’s primary products are scheduled to be delivered over the next nine months.

Accounts receivable have decreased by $1,581,692 to $351,218 for the three months ended September 30, 2010.  This reduction is due to a change in the Company’s payment terms and conditions as well as improvement in the Company’s cash management program.

Accounts payable and accrued expenses have decreased by $574,287 to $1,868,396 for the three months ended September 30, 2010.  Included in accrued expenses are accrued salaries to officers and other key employees in the amount of $549,696. The reduction in accounts payable is directly related to the Company’s improved cash flow and gross margins.

We purchased equipment in the aggregate of $135,167 during the three months ended September 30, 2010.  We do not have any major material commitments for capital expenditures going forward.

ITEM 4. CONTROLS AND PROCEDURES.

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

ELECTRONIC CONTROL SECURITY INC.

Date: November 1, 2010	By: /s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and
principal financial and accounting officer)