Form 10-Q
period 2010-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2011-02-10
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number:  000-31026

ELECTRONIC CONTROL SECURITY INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2138196
(State or other jurisdiction	(IRS Employer Identification No.)
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

As of February 10, 2010, Electronic Control Security Inc. had outstanding 10,429,911 shares of common stock, par value $.001 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements

Item 1 - Financial Statements*
Consolidated Balance Sheets December 31, 2010 (Unaudited) and June 30, 2010	F-3
Unaudited Consolidated Statements of Operations for the six and three months ended December 31, 2010 and 2009	F-4
Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009	F-5
Notes to Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4 - Controls and Procedures	12

PART II — OTHER INFORMATION

Item 5 Other Information	12

Item 6 – Exhibits	12

Signatures	13

Electronic Control Security Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$261,188	$168,465
Accounts receivable, current portion, net of allowance
of $25,000	467,460	1,932,910
Inventories	2,151,498	1,875,243
Other current assets	164,735	165,854

Total current assets	3,044,881	4,142,472

Property, equipment and software development costs - net	474,755	142,386
Intangible assets - net	991,736	1,032,469
Goodwill	196,962	196,962
Deferred income taxes	437,350	437,350
Other assets	8,786	8,786
	$5,154,470	$5,960,425
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,487,678	$2,442,683
Due to officers and shareholders	82,087	259,778
Current maturities of debt	24,714	43,754
8% Convertible debentures	-	100,000

Total current liabilities	1,594,479	2,846,215

Noncurrent liabilities
Deferred income taxes	43,550	43,550

Total liabilities	1,638,029	2,889,765

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,902 and $1,809 per share liquidation preference; 2,000 shares authorized,
791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
10,529,911 and 10,259,259 shares issued; 10,429,911 and 10,159,259
shares outstanding	10,530	10,259
Additional paid-in capital	13,262,019	13,105,624
Accumulated deficit	(9,753,899)	(10,043,014)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,516,441	3,070,660

	$5,154,470	$5,960,425

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Six Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,881,963	$1,635,704	1,080,411	$1,245,047
Cost of revenues	717,390	562,332	455,098	456,418

Gross profit	1,164,573	1,073,372	625,313	788,629

Research and development	61,211	80,668	36,605	40,334
Selling, general and administrative expenses	680,580	745,753	338,765	518,437
Stock based compensation	31,041	12,374	6,843	7,721

Income from operations	391,741	234,577	243,100	222,137

Other expenses (income)
Interest expense	31,638	53,704	13,714	26,493
Interest income	(2,063)	-	(867)	-

Total other expenses (income)	29,575	53,704	12,847	26,493

Income before income taxes	362,166	180,873	230,253	195,644

Income taxes	-	-	-	-

Income before dividends	362,166	180,873	230,253	195,644

Dividends related to convertible preferred stock	73,051	66,181	36,980	33,502

Net income attributable to common shareholders	$289,115	$114,692	193,273	$162,142

Net income per share:
Basic	$0.03	$0.01	0.02	$0.02
Diluted	$0.03	$0.01	0.02	$0.02

Weighted average number of
common shares and equivalents:
Basic	10,380,266	10,149,259	10,429,911	10,149,259
Diluted	10,661,123	10,231,612	10,675,875	10,233,213

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Six Months
	Ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income before deemed dividends	$362,166	$180,873
Adjustments to reconcile income
to net cash provided by operating activities:
Depreciation and amortization	92,187	87,312
Stock based compensation	31,041	12,374
Issuance of shares in repayment of amounts owed	19,076
Increase (decrease) in cash attributable to changes in
Accounts receivable	1,465,450	(162,735)
Inventories	(276,255)	(10,684)
Other current assets	1,119	3,860
Accounts payable and accrued expenses	(955,012)	10,242
Customer deposits	-	150,000

Net cash provided by operating activities	739,772	271,242

Cash flows from investing activities:
Acquisition of property plant and equipment	(383,818)	(12,886)

Net cash used in investing activities	(383,818)	(12,886)

Cash flows from financing activities:
Principal payments on 8% convertible debentures	(100,000)	(87,500)
Payments on debt	(19,040)	(3,866)
Increase (decrease) in loans from officers	(144,191)	2,355

Net cash used in financing activities	(263,231)	(89,011)

Net increase in cash and cash equivalents	92,723	169,345

Cash and cash equivalents at beginning of period	168,465	15,735

Cash and cash equivalents at end of period	$261,188	$185,080

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$31,638	$45,183
Taxes	$-	$-

Supplemental disclosures of noncash financing activities:
Exercise price of stock options paid via reduction in shareholder loans	$33,500

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto  included in the Company's Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and six months ended December 31, 2010 and 2009.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months		Six Months
	Ended Dec. 31,		Ended Dec. 31,
	2010	2009	2010	2009
Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	10,429,911	10,149,259	10,380,266	10,149,259

Effect of dilutive stock options	245,964	83,954	280,857	82,353

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	10,675,875	10,233,213	10,661,123	10,231,612

For the six months ended December 31, 2010, there were outstanding potential common equivalent shares of 4,436,423 compared to 3,895,564 in the same period in 2009 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:
	December	June
	2010	2010

Raw materials	$431,402	$307,935
Work-in-process	322,666	215,188
Finished goods	1,397,430	1,352,120
	$2,151,498	$1,875,243

Note 4 - Due to Officers and Shareholders

In July 2010, a reduction of $33,500 was made to the balance in the loan accounts in lieu of the exercise price on a total of 200,000 shares issued to Officers and Shareholders.

Note 5 — New Authoritative Pronouncements

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

Note 6 - Subsequent Event

On February 8, 2011, the Company entered into an equity financing and registration rights agreement (collectively the "Agreements") with Auctus Private Equity Fund, LLC ("Auctus") pursuant to which  Auctus has committed, subject to certain conditions, to purchase up to $10 million of Common Stock over a term of up to five years commencing from the effective date of a Registration Statement.

The Company is not required to sell shares under the Agreements.  The Agreements give the Company the option to sell to Auctus shares of Common Stock at a per share purchase price of equal to 96% of the lowest closing volume weighted average price (VWAP) during the five trading days following the delivery to Auctus of a draw-down notice (the "Notice").  At the Company's option, they may set a floor price under which Auctus may not sell the shares which were the subject of the Notice.  The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $200,000 or (ii) 200% of the average daily volume based on the trailing ten (10) days preceding the Notice date, whichever is of a larger value.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the Federal securities laws, including the Securities Act of 1933, as amended.  The Company is obligated to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement on Form S-1 (the “Registration Statement”) within 180 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Electronic Control Security Inc. (the “Company”) and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders.  Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements.  Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates.  Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our Company's current and future capital needs, uncertainty of capital funding, our clients' ability to cancel contracts with little or no penalty, government initiatives to implement Homeland Security measures, the likelihood of completing transactions for which we have entered into letters of intent, the state of the worldwide economy, competition, our customer's ability to pay our invoices within our standard credit terms, and other risks detailed in our Company's most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings.  We undertake no obligation to publicly update or revise any forward-looking statements.

OVERVIEW

We are engaged in the design, develop, manufacture and marketing of technology-based integrated entry control and perimeter security solutions..  We also perform support services consisting of risk assessment and vulnerability studies to ascertain a client's security requirements in developing a comprehensive risk management and mitigation program as well as product design and engineering services in support of the systems integrators and dealers/installers providing these services to a client.

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

As reported previously, the Company submitted proposals during fiscal 2010 on projects for Department of Defense (DoD) facilities and certain nuclear power stations in the United States and southeast Asia valued at approximately $13,650,000.  Approximately $2.2 million of these DoD and nuclear projects were awarded and partially shipped during the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011.  An additional $850,000 of these proposals were awarded during the second quarter of fiscal 2011.  We anticipate decisions relating to the remaining proposals during the second half of fiscal 2011 with deliveries scheduled through the last six months of fiscal 2011 and the first half of fiscal 2012.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2010 ("2010 PERIOD") COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2009 ("2009 PERIOD") AND THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009.

REVENUES.  We had net revenues of $1,881,963 for the 2010 Period compared to $1,635,704 for the 2009 Period, representing an increase of approximately 15%.  Net revenues for the three months ended December 31, 2010 were $1,080,411 as compared to $1,245,047 for the corresponding three month period in 2009, representing a decrease of 13%. The increase in net revenues during the 2010 Period compared to the 2009 period is primarily attributable to new orders received in fiscal 2010 and released for shipment in fiscal 2011.  The decrease in net revenues during the three months ended December 31, 2010 as compared to the corresponding period in 2009 is primarily attributable to the backlog of confirmed orders awaiting approval of the Company’s submittal drawings and change in scope by the customer.

GROSS MARGINS. Gross margins for the 2010 Period were $1,164,573, or approximately 62% of net revenues, compared to $1,073,372, or approximately 66% of net revenues, for the 2009 Period.  Gross margins were 58% of revenue for the three months ended December 31, 2010 compared to 63% for the corresponding three-month period in 2009.  The decrease in gross margins for the six and three months ended December 31, 2010 compared to the corresponding periods in 2009 is primarily attributable to a continuing shift in the order mix of equipment sales and support services.  The Company’s sales and gross margins may vary quarter to quarter, but gross margins have remained within the 58%-68% range as stated in the previous Form 10-Q for the three-month period ended September 30, 2010.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems.  Research and development expenses for the 2010 Period were $61,211 compared to $80,668 for the 2009 Period.  For the three months ended December 31, 2010, research and development costs were $36,605 compared to $40,334 for the three months ending December 31, 2009.  The decrease in research and development expenses for the six and three months ended December 31, 2010 compared to the corresponding periods in 2009 was directly attributable to completion of the development work on our Bio-Chem Water Infrastructure Sensing Equipment (WISE®).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the 2010 Period and for the three months ended December 31, 2010 were $680,580 and $338,765, respectively, compared to $745,753 and $518,437 for each of the 2009 Period. The decrease in selling, general and administrative expenses during the 2010 periods compared to the 2009 periods was primarily due to our efforts to reduce our marketing, sales and sales support costs.  The decrease in selling, general and administrative expenses costs during the three-months ended December 31, 2010 compared to the corresponding three months in 2009 was due to the write-off of certain bad debts taken during the three months ended December 31, 2009.

STOCK BASED COMPENSATION. We issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INCOME FROM OPERATIONS.  The income from operations for the 2010 Period was $391,741 compared to $234,577 for the 2009 Period.  For the three months ended December 31, 2010, we had income from operations of $243,100 compared to $222,137 for the corresponding three months in 2009.  The increase in income from operations during the 2010 periods compared to the 2009 periods was attributable to the receipt of higher gross margin purchase orders, a more profitable mix of design and engineering support services billings, and controlled selling, general and administrative expenses.

INTEREST EXPENSE.  Interest expense in the 2010 Period was $31,638 compared to $53,704 incurred during the 2009 Period.  The decrease is due to lower amounts of principal outstanding during the respective periods.

INCOME.  Income before dividends related to preferred stock for the 2010 Period was $362,166 as compared to $180,873 in 2009 Period.  For the three months ended December 31, 2010, there was income of $230,253 compared to income of $195,644 in the corresponding period in 2009.  The increase in income is directly related to the deliverables of design and engineering support services.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $73,051 on our Series B Convertible Preferred Stock in the 2010 period as compared to $66,181 in the 2009 period. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next twelve months.  However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase order that we may receive.  At the present time, we have no commitments or assurances of additional revenue beyond the firm purchase orders we have received.  Additionally, a leading provider of receivables-based financing, has advised us that it is affording us a $3.5 million (or more as our business grows) line of credit for large government and/or private sector contracts which we used previously during the Integrated Base Defense Security System (IBDSS) program. The line of credit has been reaffirmed (on an informal basis).

At December 31, 2010, we had working capital of approximately $1.5 million compared to approximately $1.3 million at June 30, 2010.  Net cash provided by operating activities for the 2010 period was $739,772 as compared to $271,242 for the 2009 period.

Inventory increased by $276,255 during the six months ended December 31, 2010 over the corresponding six months in 2009. Inventories have still remained relatively high due to an increase of the Company’s work in process in preparation for shipments on our committed projects.

Accounts receivable have decreased by $1,465,450 to $467,460 for the six months ended December 31, 2010 over the corresponding six months in 2009.  The decrease is due to a change in the Company’s new payment terms and conditions and to substantial collections in December 2010.

Accounts payable and accrued expenses have decreased by $955,012 to $1,487,678 for the six months ended December 31, 2010 over the corresponding six months in 2009..  Included in accrued expenses are accrued salaries to officers and other key employees in the amount of $496,560.  The decrease in accounts payable and accrued expenses from June 30, 2010 was directly related to a decrease in our accounts receivable due to increased collections.  This  afforded the Company the ability to pay down our trade payables and decrease the accrued salaries due to officers and other key employees.

The Company purchased equipment in the aggregate of $383,818 during the six months ended December 31, 2010.  This equipment was directly related to our new integrated entry control systems and to the WISE® Water Infrastructure Sensing Equipment, both of which will generate significant sales in the years ahead.  We do not have any material commitments for capital expenditures going forward.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the period covered by this Quarterly  Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On February 8, 2011, we executed a drawdown equity financing agreement and registration rights agreement (collectively the "Agreements") with Auctus Private Equity Fund, LLC ("Auctus") pursuant to which Auctus has committed, subject to certain conditions, to purchase up to $10 million of our Common Stock, over a term of up to five years commencing from the effective date of the Registration Statement (as defined below).

While we are not required to sell shares under the Agreements, the Agreements give us the option to sell to Auctus shares of Common Stock at a per share purchase price of equal to 96% of the lowest closing volume weighted average price (VWAP) during the five trading days following our delivery to Auctus of a draw-down notice (the "Notice").  At our option, we may set a floor price under which Auctus may not sell the shares which were the subject of the Notice.  The maximum amount of Common Stock that we can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $200,000 or (ii) 200% of the average daily volume based on the trailing ten (10) days preceding the Notice date, whichever is of a larger value.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the Federal securities laws, including the Securities Act of 1933, as amended.  The Company is obligated to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement on Form S-1 (the “Registration Statement”) within 180 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing.

The Company has paid to Auctus a non-refundable fee of $5,000 and an additional $7,500 will be taken out of the proceeds of the first drawdown.

ITEM 6. EXHIBITS -

Exhibit No.	Title

10.1	Drawdown Equity Financing Agreement, dated as of February 8, 2011 by and between Electronic Control Security Inc. Inc. and Auctus Private Equity Fund, LLC.

10.2	Registration Rights Agreement, dated as of February 8, 2011 by and between Electronic Control Security Inc. Inc. and Auctus Private Equity Fund, LLC.

31.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date: February 10, 2011	By: /s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and
principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Drawdown Equity Financing Agreement, dated as of February 8, 2011 by and between Electronic Control Security Inc. Inc. and Auctus Private Equity Fund, LLC.

10.2	Registration Rights Agreement, dated as of February 8, 2011 by and between Electronic Control Security Inc. Inc. and Auctus Private Equity Fund, LLC.

31.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350