Form 10-Q
period 2011-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2011-05-03
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number:  000-31026

ELECTRONIC CONTROL SECURITY INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2138196
(State or other jurisdiction	(IRS Employer Identification No.)
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

As of May 3, 2011, Electronic Control Security Inc. had outstanding 10,429,911 shares of common stock, par value $.001 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	8

Item 1 - Financial Statements*
Consolidated Balance Sheets March 31, 2011 (Unaudited) and June 30, 2010	F-3
Unaudited Consolidated Statements of Operations for the nine and three months ended March 31, 2011 and 2010	F-4
Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010	F-5
Notes to Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4 - Controls and Procedures	11

PART II — OTHER INFORMATION

Item 6 – Exhibits	12

Signatures	13

Electronic Control Security Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$41,723	$168,465
Accounts receivable, current portion, net of allowance of $25,000	525,971	1,932,910
Inventories	2,136,508	1,875,243
Other current assets	115,363	165,854

Total current assets	2,819,565	4,142,472

Property, equipment and software development costs - net	446,521	142,386
Intangible assets - net	971,368	1,032,469
Goodwill	196,962	196,962
Deferred income taxes	437,350	437,350
Other assets	8,786	8,786
	$4,880,552	$5,960,425

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,195,398	$2,442,683
Due to officers and shareholders	89,587	259,778
Current maturities of debt	18,103	43,754
8% Convertible debentures	-	100,000

Total current liabilities	1,303,088	2,846,215
Noncurrent liabilities
Deferred income taxes	43,550	43,550

Total liabilities	1,346,638	2,889,765
Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $1,948 and $1,809 per share liquidation preference; 2,000 shares authorized, 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 10,529,911 and 10,259,259 shares issued; 10,429,911 and 10,159,259 shares outstanding	10,530	10,259
Additional paid-in capital	13,299,109	13,105,624
Accumulated deficit	(9,773,516)	(10,043,014)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,533,914	3,070,660
	$4,880,552	$5,960,425

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Nine Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,888,625	$2,923,381	1,006,662	$1,287,677
Cost of revenues	1,238,698	1,110,994	521,308	548,662

Gross profit	1,649,927	1,812,387	485,354	739,015

Research and development	97,817	104,752	36,606	24,084
Selling, general and administrative expenses	1,098,224	1,216,745	417,644	470,992
Stock based compensation	31,041	29,031	-	16,657

Income from operations	422,845	461,859	31,104	227,282

Other expenses (income)
Interest expense	44,276	79,393	12,638	25,689
Interest income	(2,068)	(58)	(5)	(58)
Legal settlement	1,000	-	1,000	-

Total other expenses (income)	43,208	79,335	13,633	25,631

Income before income taxes	379,637	382,524	17,471	201,651

Income taxes	-	-	-	-

Income before dividends	379,637	382,524	17,471	201,651

Dividends related to convertible preferred stock	110,139	99,781	37,088	33,600

Net income (loss) attributable to common shareholders	$269,498	$282,743	(19,617)	$168,051

Net income (loss) per share:
Basic	$0.03	$0.03	$(0.00)	$0.02
Diluted	$0.03	$0.03	$(0.00)	$0.02

Weighted average number of common shares and equivalents:
Basic	10,396,572	10,149,259	10,429,911	10,149,259
Diluted	10,660,512	10,471,726	10,429,911	10,351,669

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Nine Months
	Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income before deemed dividends	$379,637	$382,524
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	144,481	128,776
Stock based compensation	31,041	29,031
Issuance of shares in repayment of amounts owed	19,076
Increase (decrease) in cash attributable to changes in
Accounts receivable	1,406,939	(199,237)
Inventories	(261,265)	67,339
Other current assets	50,491	(8,567)
Accounts payable and accrued expenses	(1,247,285)	(107,213)

Net cash provided by operating activities	523,115	292,653

Cash flows from investing activities:
Acquisition of property plant and equipment	(387,515)	(12,886)

Net cash used in investing activities	(387,515)	(12,886)

Cash flows from financing activities:
Principal payments on 8% convertible debentures	(100,000)	(162,500)
Payments on debt	(25,651)	(11,598)
Increase (decrease) in loans from officers	(136,691)	(42,428)

Net cash used in financing activities	(262,342)	(216,526)

Net (decrease) increase in cash and cash equivalents	(126,742)	63,241
Cash and cash equivalents at beginning of period	168,465	15,735
Cash and cash equivalents at end of period	$41,723	$78,976

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$44,276	$64,094
Taxes	$-	$-

Supplemental disclosures of noncash financing activities:
Exercise price of stock options paid via reduction in shareholder loans	$33,500

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto  included in the Company's Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and nine months ended March 31, 2011 and 2010.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:
	Three Months		Nine Months
	Ended Mar. 31,		Ended Mar. 31,
	2011	2010	2011	2010
Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	10,429,911	10,149,259	10,396,572	10,149,259

Effect of dilutive stock options	-	202,410	263,939	322,467

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	10,429,911	10,351,669	10,660,512	10,471,726

For the nine months ended March 31, 2011, there were outstanding potential common equivalent shares of 4,485,874 compared to 4,323,627 in the same period in 2010 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:
	March	June
	2011	2010

Raw materials	$473,006	$307,935
Work-in-process	315,016	215,188
Finished goods	1,348,486	1,367,120
	$2,136,508	$1,890,243

Note 4 - Due to Officers and Shareholders

In July 2010, a reduction of $33,500 was made to the balance in the loan accounts in lieu of the exercise price on a total of 200,000 shares issued to Officers and Shareholders.

Note 5 - New Authoritative Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 6 – Financing Agreements

(i) On February 8, 2011, the Company entered into an equity financing and registration rights agreement (collectively the "Agreements") with Auctus Private Equity Fund, LLC ("Auctus") pursuant to which  Auctus has committed, subject to certain conditions, to purchase up to $10 million of Common Stock over a term of up to five years commencing from the effective date of a Registration Statement.

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

(ii) On March 23, 2011, the Company, through its wholly owned subsidiary, ECSI International Inc., entered into an agreement with a northern New Jersey bank (the “Bank”) pursuant to which the Bank agreed to advance to the to the Subsidiary, from time to time and as needed, up to $475,000 for working capital purposes. Interest on outstanding amounts accrues at the Prime Rate plus 0.25% with a floor of 4.5%.

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

As reported previously, the Company submitted proposals during fiscal 2010 and 2011 on projects for Department of Defense (DoD) facilities and certain nuclear power stations in the United States and southeast Asia valued at approximately $13,650,000.  Approximately $2.2 million of these DoD and nuclear projects were awarded and partially shipped during the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011.  An additional $850,000 of these proposals were awarded during the second quarter of fiscal 2011.  We anticipate decisions relating to the remaining proposals during the fourth quarter of fiscal 2011 with deliveries scheduled through the first six months of fiscal 2012.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2011 ("2011 PERIOD") COMPARED TO NINE MONTHS ENDED MARCH 31, 2010 ("2010 PERIOD") AND THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010.

REVENUES.  We had net revenues of $2,888,625 for the 2011 Period compared to $2,923,381 for the 2010 Period, representing a decrease of 1%.  Net revenues for the three months ended March 31, 2011 were $1,006,662 as compared to $1,287,677 for the corresponding three month period in 2010, representing a decrease of 22%. The decrease in net revenues during the 2011 period and the three months ended March 31, 2011 compared to the corresponding periods in 2010 is primarily attributable to delays by the U.S. Navy in finalizing its design and issuing approvals on the Lockheed Martin contract, on which we serve as sub-contractor.

GROSS MARGINS. Gross margins for the 2011 Period were $1,649,927, or approximately 57% of net revenues, compared to $1,812,387, or approximately 62% of net revenues, for the 2010 Period.  Gross margins were $485,354, or approximately 48% of revenue for the three months ended March 31, 2011 compared to $739,015 or 57% for the corresponding three-month period in 2010.  The decrease of 9% in gross margins for the three months ended March 31, 2011 represents an anticipated fluctuation from period to period.  Our sales and gross margins were adversely affected during this period due to delays in approval and release of our backlog relating to the U.S. Navy project with Lockheed Martin, on which we serve as subcontractor.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of expenses incurred in designing and developing upgrades to existing products and systems.  Research and development expenses for the 2011 Period were $97,817 compared to $104,752 for the 2010 Period.  For the three months ended March 31, 2011, research and development costs were $36,606 compared to $24,084 for the three months ending March 31, 2010.  The increase in research and development expenses for the three months ended March 31, 2011 compared to the corresponding period in 2010 was directly attributable to the development and application of our new long-range, infrared illumination camera system .

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the 2011 Period and for the three months ended March 31, 2011 were $1,098,224 and $417,644, respectively, compared to $1,216,745 and $470,992 for each of the corresponding periods in 2010. The decrease in selling, general and administrative expenses during the 2011 Period and the three months ended March 31, 2011 compared to the corresponding periods in 2010 was primarily due to our continued efforts to reduce our marketing, sales and sales support costs.

STOCK BASED COMPENSATION. From time to time, we issue stock options to our directors and employees and consultants. There were no stock options issued during the three-month period ending March 31, 2011.

INCOME FROM OPERATIONS.  The income from operations for the 2011 Period was $422,845 compared to $461,859 for the 2010 Period.  For the three months ended March 31, 2011, we had income from operations of $31,104 compared to $227,282 for the corresponding three months in 2010.  The decrease in income from operations in the 2011 Period and the three months ended March 31, 2011 as compared to the corresponding periods in 2010 is due to the delays incurred on the U.S. Navy project with Lockheed Martin as well as the receipt of lower gross margin purchase orders and a less profitable mix of design and engineering support services billings.

INTEREST EXPENSE.  Interest expense in the 2011 Period was $44,276 compared to $79,393 incurred during the 2010 Period.  The decrease is due to the payment in full in July 2010 of all principal and interest relating to the convertible debentures issued in 2006.

INCOME BEFORE DIVIDENDS.  Income before dividends related to convertible preferred stock for the 2011 Period was $379,637 compared to $382,524 in the 2010 Period.  For the three months ended March 31, 2011, there was income of $17,471 compared to income of $201,651 in the corresponding period in 2010.  The decrease in income is directly related to the previously-noted delays in the Navy/Lockheed Martin project and lower gross margin purchase orders as well as a less profitable mix of support services billings.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $110,139 on our Series B Convertible Preferred Stock in the 2011 Period as compared to $99,781 in the 2010 Period.  In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next twelve months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase order that we may receive.  At the present time, we have no commitments or assurances of additional revenue beyond the firm purchase orders we have received. However, in March 2011, we entered into, through our wholly owned subsidiary, ECSI International Inc., a credit facility with a New Jersey based commercial bank enabling us to borrow up to $475,000 for working capital purposes on an as needed basis. Additionally, a leading provider of receivables-based financing has advised us that it is affording us a $3.5 million (or more as our business grows) line of credit for large government and/or private sector contracts which we used previously during the Integrated Base Defense Security System (IBDSS) program. The line of credit has been reaffirmed (on an informal basis).

At March 31, 2011, we had working capital of approximately $1,500,000 compared to approximately $1,300,000 at June 30, 2010.  Net cash provided by operating activities for the 2011 period was $523,115 as compared to $292,653 for the 2010 period.

Inventory increased by $261,265 during the nine months ended March 31, 2011 over the corresponding nine months in 2010.  Inventories have still remained relatively high due to an increase of our work in process in preparation for shipments on our committed projects.

Accounts receivable have decreased by $1,406,939 to $525,971 for the nine months ended March 31, 2011 over the corresponding nine months in 2010.  The decrease is due to a change in our payment terms and conditions and to more vigorous collection efforts.

Accounts payable and accrued expenses have decreased by $1,247,285 to $1,195,398 for the nine months ended March 31, 2011 over the corresponding nine months in 2010.  Included in accrued expenses are accrued salaries to officers and other key employees in the amount of $550,553.  The increased collection of accounts receivable allowed us  to pay down our trade payables and reduce the accrued salaries due to officers and other key employees.

We  purchased equipment in the aggregate of $387,515 during the nine months ended March 31, 2011.  This equipment was directly related to our new integrated entry control systems and to the WISE® Water Infrastructure Sensing Equipment, both of which will generate significant sales in the years ahead.  We do not have any material commitments for capital expenditures going forward.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS -

Exhibit No.	Title

10.1	Business Loan Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank

10.2	Commercial Security Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank

31.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date: May 3, 2011	By: /s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and
principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Business Loan Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank

10.2	Commercial Security Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank

31.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350