Form 10-K
period 2011-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2011-09-27
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

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

As of September 26, 2011, there were 10,952,132 outstanding shares of the registrant's common stock. The aggregate market value of the shares of the registrant's common stock held by non-affiliates was $1,311,418 on June 30, 2011  Such market value was calculated using the closing price of the Common Stock as of such date as quoted on the OTC Bulletin Board on such date.

DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III of Form 10-K is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be filed on or before October 28, 2011.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	(Removed and Reserved)	19

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A.	Controls and Procedures	27
Item 9B.	Other Information	28

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence	29
Item 14.	Principal Accountant Fees and Services
Item 15.	Exhibits, Financial Statement Schedules

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

iii

PART I

Item 1. Business

Overview

Electronic Control Security Inc. (“ECSI” or the “Company” or “we” or “us”) designs, develops, manufactures and markets stand-alone and fully integrated state-of-the-art perimeter intrusion detection systems for all environments, including land, air and water through a secure communications infrastructure to central or distributed command and control centers. We support system integrators and end users in addressing risk assessment and vulnerability concerns in order to mitigate risk and ascertain a customer's security requirements.

We work closely with architects, engineers, systems integrators, construction managers and owners in the development and design of security monitoring and control systems that will afford a normative but secure environment for management, staff and visitors. To support such efforts, ECSI’s team of key personnel are technically accomplished and fully familiar with advances in planning, programming and designing systems utilizing standard peripheral components, mini/micro architecture, user friendly software/firmware selection and application. Based on ECSI’s flexibility, cost effective systems are developed that provide ease of operational maintenance.

ECSI has been involved in the design and implementation of Entry Control Portals (ECP) and Perimeter Intrusion Detection and Assessment Systems (PIDAS) for the past 35 years for national and international high-threat facilities. During that time ECSI researched and evaluated the latest developments in technologies through government and university programs. In addition, we have participated in testing various manufacturers’ products through technology transfer and teaming relations in the U.S. and abroad.

ECSI’s design experts are experienced in the various technologies (both mature and emerging) being applied to security challenges in the U.S. and world-wide because they have been intimately involved in developing “turnkey” security systems for U.S. Government facilities (Department of Defense (DoD), Department of Energy (DoE), and Nuclear Regulatory Commission-licensed nuclear), State Department-approved foreign government facilities (International Airport in Southeast Asia and pending upgrades for international airports in the Middle East and Central America), commercial and residential sites.

Primary markets that we target include:

•	the U.S. Government, its agencies and departments, including the Department of Defense and the Department of Energy;
•	large industrial facilities, including pharmaceutical companies and major office complexes;
•	energy facilities, including nuclear power stations, utilities, chemical-petrochemical pipelines;
•	Commercial aviation and maritime facilities;
•	rail transportation; and
•	foreign/export opportunities in all of the above-targeted areas.

We believe that our company is strategically positioned to leverage our experience and expertise because of the following:

•	our unique intelligent perimeter sensors and supporting technologies designed to protect high value assets;
•
multi million dollar contract vehicles/teaming including the U.S. General Services Administration (GSA), Anti-Terror Force Protection-Naval Facilities (ATFP-NAVFAC), and Space Warfare Command Electronic Security Systems (SPAWAR-ESS).

•	$45 million of proposals under evaluation as of June 30, 2011;
•	high quality ISO 9001:2008 Registration

•
world-wide implementation  and  support  through robust domestic and  international  marketing and distribution network with multiple direct and indirect distribution channels and strategic partnerships; and

•	Experience in securing high value, high threat facilities and assets
 We believe that our competitive advantages include the following:
•	providing the highest level of perimeter protection;
•	offering supporting technologies and systems to enable total systems integration;
•	delivering systems that are easy to operate and maintain while providing superior life cycle cost performance;
•	solid credentials in protecting high value targets;
•	best industry warranty and
•	superior technologies — technologies targeted to the specific protected environment, lower power single mode fiber systems and comprehensive integrated alarm analysis and processing.

Corporate Mission:

We believe that we have built a solid reputation as a provider of leading-edge, high technology security solutions and services. Our view is shared and supported by the many international government sectors and commercial clients that engage our services and products on a continuing basis.

Our mission is to establish ourselves as a prime contractor to take advantage of the small business opportunities that exist today and in the future. According to published government reports, approximately $1.4 billion was spent last year for small business in the government market. We project that this market sector will continue to grow in the years ahead, and we plan to be an integral part of this program.

To achieve that end we have formed a team of both small and large businesses to support the company in the pursuit of this lucrative market. We believe that our past performance and in depth experience as well as that of our teaming partners will place us in a lead position to capture a good share of this market.

Integration Support Services

ECSI has worked with system integrators on various high-threat projects including the World Trade Center in New York City after the first bombing in 1993, Rocky Flats, Golden CO., as well as Pantex, Amarillo, TX.  Each of these projects utilized different hardware and software platforms for the CAS and SAS including Livermore Argus System at the Pantex Facility.

It is imperative for the facility to have remote devices and subsystems integrated with the hardware and software at the Command and Control Center (CCC).  The inherent design of a CCC lends itself to integrate with any of the remote devices and sub-systems that  will be selected for a PIDAS.  Based on our  experience in system design, application, commissioning, training and operation, the integration of the various technologies are operated in a seamless manner.

Consulting Support Services

The consulting support services we provide our dealers/installers and system integrators are an integral part of the security solution. Effective and efficient use of technology can be achieved only if properly utilized. Toward that end, we assist our customers in conducting risk assessment and vulnerability/criticality studies to ascertain their security requirements and develop a comprehensive risk management and mitigation program; and provide security system design support services.

Our support services generally represent the first steps in assisting the dealer/installer or systems integrator to develop a security solution. The risk assessment, threat, vulnerability and criticality analyses that the system integrator utilizes allows us to develop effective responses necessary to address and mitigate the threat.

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

Security Industry Overview

The Security Institute of America estimates that the worldwide market for security products and services in 2012 will exceed $10 billion. The industry encompasses a wide ranging, highly fragmented group of products and service providers which includes entities that market comprehensive security systems and offer security consulting services, such as dealers/installers, small single product companies, equipment manufacturers, and large systems integrators. We believe the security industry will continue to grow rapidly because:

•	western nations have been the target of high profile terrorist attacks over the last several years that have squarely focused attention on security and threat issues;
•	perimeter security for airports, maritime, chemical, transportation, energy and pharmaceutical facilities has been mandated by Homeland Security;
•	newer, more effective and efficient security equipment incorporating advancements in security technology is replacing obsolete equipment;
DoD & DoE are upgrading their facilities to enhance security while reducing manpower;
•	nuclear power stations both in the United States and overseas have increased the level of security based on recent NRDC security requirements; and
•	private industry is operating in more remote geographic locations and higher risk environments.

Product Design

We design and develop new products based upon market requirements and as deemed necessary to meet clients' specific needs. We research and assess threat and vulnerability issues and design and engineer our products in-house, with outside consultants as needed, and in conjunction with joint venture partners to meet the requirements of clients based upon the results of such research. We investigate new and emerging technologies that have application in the security industry and seek to license these technologies which we may incorporate into our product line.

Products, Systems and Technologies

The services and technologies required to create a secure environment must address the entire range of security concerns that challenge government and commercial institutions, including the protection of personnel and physical assets

The Company’s Integrated Security Solutions are comprised of one or more subsystems and components that perform a variety of security functions for a facility with a single Command and Control Center and, in certain cases, a back up Command & Control Center that incorporates many of our systems integrated with legacy and Government or owner furnished technologies.

The above diagram depicts a fully integrated security solution approach for a dual redundant command and control center application.

The products described below are reflected in the integrated system diagram shown above.

The Standard IPID® System provides undefeatable perimeter security using pulsed infrared technology to create multiple detection zones each with a range of up to 1000 feet.  IPIDs use solid state electronics that are not affected by environmental conditions such as birds, small animals, snow, puddles, leaves, grass and mechanical vibrations.  It works in rain, snow and fog and instantly pinpoints the intrusion zone via normally open or closed dry contacts that can be interfaced with any user’s data communication and enunciator or a data communication system supplied by ECSI.  IPID® does not emit a false alarm.  The system will only alarm if an object breaks the 3.54” diameter beam more than 98.5%.

Top-of-the-Fence-Terrain-Following (TTFTF) provides pulsed infrared technology along the top of a fence to prevent intruders from vaulting over the fence to gain entrance.

Infrared Perimeter Intrusion Detection System - IPID®  Originally designed for the military and now used in commercial and industrial applications as well.  The sensor is self-diagnostic.  Works in difficult environmental conditions of rain, snow, fog and sand.  Maximum range 1000ft. Impervious to small animals, leaves, trees, etc.  Modular design can be stacked to form an invisible wall that cannot be penetrated without detection.

The Architectural IPID® System provides undefeatable perimeter security using pulsed infrared technology to create multiple detection zones each with a range of up to 1000 feet. IPIDs use solid state electronics that are not affected by environmental conditions such as birds, small animals, snow, puddles, leaves, grass and mechanical vibrations.  It works in rain, snow and fog and instantly pinpoints the intrusion zone via normally open or closed dry contacts  that can be interfaced with any user’s data communication and annunciator, or a data communication system supplied by ECSI.  IPID does not emit a false alarm.  The system will only alarm if an object breaks the 3.54” diameter beam more than 98.5%.

Fiber Optic Intrusion Detection System FOIDS® FOIDS® is a purely optic technology and does not use electronics in the field, works on fences, walls, and even under the ground.  It has a range of over 60km, and uses single mode fiber optic cable. Advanced algorithm processing at central control permits remote audible alarm assessment and reduces false alarms. Provides the greatest flexibility and information management capability available.

PTZ Cameras   The view of PTZ cameras can be adjusted a number of ways:  Human manipulation, motion detection, door contact signals or automatically to a preset pattern. Since security professionals are not always available to manually move a camera immediately to the point needed, sometimes problems are not seen or recorded.  The use of PTZ cameras to automatically track an intruder based on an alarm from another technology provides the best solution

Thermal Imagers  The system is a triple field of view thermal imager designed for surveillance and security applications where long standoff ranges are necessary.  The system has vehicle recognition capability to nearly 25km with personnel identification (armed vs. unarmed) beyond 7 km.  Ideal for marine applications, the system’s main telescope with its 1.5 meter focal length allows type recognition of small craft beyond 20km with a high degree of accuracy.

ECSI Long Range Day / Night CCTV  ECSI’s Long Range Day/Night camera offers imaging systems for any security application where lighting is impractical, too expensive or where long-range performance is required. For border security, port security, and critical infrastructure applications, the system has proven vital to threat detection initiatives.  The system consists of 360° endless high speed heavy duty pan/tilt driver with Day 20km, 15km, 6km, 3km, 2km Motorized Zoom true color/night 10M~10KM (30,000 ft) image pick-up by 56-strong “IR” illuminator with collimator & laser “IR”  Illuminator at night (IP66, 20kg)

Vehicle Gate Automation  ECSI’s smart gate consists of Radio Frequency Identification (RFID) equipment to read vehicle tags, personnel card readers (e.g., proximity cards, bar-coded information on identification cards and the Access Control Card (ACC), biometric validation, etc.), visual and acoustic devices supplying the Human-Machine Interface to alert the Security Force (SF) team to identification and threat assessment results, a computer-based access control system interfacing with the facility databases for rapid identification of vehicles/personnel for reasonable traffic flow, and vehicle inspection and entry denial techniques (e.g., a gate arm, final denial barrier, bollards, go/no-go light system, under-vehicle surveillance, explosive detection, etc.).

Vehicle and Pedestrian Access Control
ECSI offers a complete line of equipment and accessories for perimeter access control, including

•	Fixed, Removable and Hydraulic Bollards
•	Hydraulic Barriers
•	Electric and Pneumatic Lift Gates
•	Mobile Barriers
•	Turnstiles
•	Parking Lot Systems
•	Signage and Warning Lights
•	Signal Lights

ECSI Long Range Radar  Potential intruders entering oil fields, refineries, bases, or crossing borders can now be detected and monitored remotely using an innovative radar design.  The radar systems,  named “Area Intrusion Monitoring System” (AIMS) operate with uniquely low power and light weight solid state components.  The ability to detect a walking human target at over 1.5 kilometers using 2 watts of peak power, continuously scan 360°, and operate 24 hours a day in all weather, sets this system apart from all its competitors. Vehicles are detected 3-5 km (based on size and orientation). 3, 5, 7, 10, 12, and 15 km versions of the radar for a walking human are also available.

The AIMS has the widest temperature specifications on the market — -40 to +70 degrees C (ambient air). AIMS radar has the finest Doppler (speed) resolution capability on the market. Environmental conditions have little if any effect on the detection or performance of the system. Even trees found in the landscape or in parking lots has little effect on the system. AIMS has a low false alarm rate.  AIMS may be installed as a permanent system or provided as a relocatable tripod mounted system (requires several people to move).  AIMS may also be provided as a “turn-key” system, with monitoring, the radar and cameras all supplied. (Some cameras may require export licensing.) User interfaces graphically present detections on map overlays. Video can be provided integrated into the same display.

WISE™  Water Infrastructure Sensing Equipment provides the greatest flexibility and information management capability available.  Systems monitor the water quality throughout drinking distributions systems to detect the evidence of chemical, biological contamination and report detected problems instantly.  The  WISE™ systems also increase efficiency by saving man-hours and laboratory costs, and potentially, power and chemical costs, through data feedback and process optimization.

Fiber–Optic Communications  ECSI International and Meridian Technologies offer a complete and comprehensive line of digital fiber optic transmission products, including

•	Video Transmission Systems
•	Audio Transmission Systems
•	Data Transmission Systems
•	Video & Data Transmission Systems
•	Video & Audio Transmission Systems
•	Data & Audio Transmission Systems
•	Video ; Data & audio Transmission Systems
•	FM Products
•	Intelligent Multidrop Modems
•	Specialty Products
•	Universal Sub-rack Frames
•	Spectra Smart Network Diagnostics

To address the following:

•	Security and Surveillance
•	Intelligent Transportation Systems (ITS)
•	Supervisory Control and Data Acquisition (SCADA)
•	Video Teleconferencing
•	Campus Educational Networks & Distant Learning
•	Trading Floor Market Data Services
•	Custom Design Project

ECSI provides a robust security and surveillance management system that lets you truly protects your facilities. It allows you to provide a unified system that monitors and interfaces with security devices such as CCTV, access control systems, security fences, RFID solutions, motion detectors, license plate readers, intrusion detection systems, fire alarms, and much more; all without the need to change your existing devices or procure new proprietary systems, thus optimizing your return on investment.

Command Control Communication and Computer Intelligence and Surveillance and Response (C4ISR) Center

The C4ISR is the custodial and security nerve center where officers in the C4ISR center have the ability to perform the following operations and functions from the monitoring and control consoles: perimeter fence sensors, surveillance camera video and radar targets, mobile patrol positions, monitoring and control capability of all security doors of the building, individual or group release of all electronic doors, monitoring of perimeter and roof detection systems, local video assessment system, fire, smoke and sprinkler alarm, HVAC equipment monitoring, intercom/public address and monitoring for the entire site, monitoring of any motion detector equipment, lighting controls, duress alarms, watch-tour monitoring and annunciation, two-way radio communications as required.

Emergency Response Stations:

The Emergency Response Stations provide the immediate response to potential security incursions.  The surveillance system is monitored by sensor technology supplemented by CCTV cameras.  The ERS is networked to the surveillance system and other sensor nodes through a redundant fiber optic network.  The optical cameras provide immediate assessment of any potential target in the operational sector.  The Command and Control console provides the operator situational awareness and control of sensors and cameras in assigned area of operations.  Access control is monitored at entrances, interior doors and vehicle gates for all key facilities.

We believe that the products we offer are qualitatively comparable to or more effective than those offered by our competitors because our products:

•	provide low nuisance and false alarm rates;
•	are reliable in virtually any environmental condition;
•	in many cases can be user specified and adapted to their environment; and
•	are subject to low installation and maintenance costs.

Markets for Our Products

We have identified a number of markets for our products and have developed programs to gain access to those target markets. Generally, private industry and government facilities that possess sensitive information, valuable assets or by virtue of the nature of their business may be subject to terrorist threats recognize the need to implement security measures to protect personnel and property. In many instances, laws have been enacted and mandates decreed for compliance with some minimum-security standards. Airport security is a prime example. We target these entities as well as entities where we can demonstrate the need for security measures.

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

The U.S. Government, along with many of its agencies and departments, represents a significant market for our products. We are now implementing a proactive  marketing program to increase sales of our products to the following U.S. Government agencies, all of which have purchased our products in the past and will continue to be among our top customers:

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

Our open-ended contract with the General Services Administration (GSA), which has been extended through July 31, 2014, authorizes the U.S. Government and a network of eligible sources to purchase materials and services from us without having to undergo a full competition based on negotiated and approved prices  In September 2003, we announced the finalization of a five-year indefinite delivery/indefinite quantity contract with Lockheed Martin for ATFP-NAVFAC to secure highly strategic military facilities throughout the world. This contract has been extended through 2012.  The Company is a technology supplier to the three large system integrators selected for the FPS2 program addressing United States Air Force Bases over the next four years.

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

Energy Facilities, Including Nuclear Power Stations, Utilities, Chemical-Petrochemical Pipeline Facilities. Nuclear power stations and utilities that house sensitive information and dangerous materials represent a large and lucrative market for our products. Chemical-petrochemical, natural gas and pipeline companies, many of which operate in high risk environments and remote geographic locations, invest huge sums in the materials necessary to operate those businesses and adopt appropriate measures to protect their investments through the acquisition of security equipment and systems.

Commercial Aviation and Maritime Transportation. Infrastructure security has been at the forefront of security consciousness for many years. The federal government appropriated significant funds for the acquisition and installation of new, high-technology security systems at these facilities. There are approximately 1,200 facilities in the U.S. that the Federal Aviation Agency has identified and mandated for perimeter and access control security systems upgrade to be completed over the next several years and we will bid to provide products and services for many of these sites.  In addition, we are marketing our advanced Anti-Piracy products directly to the maritime community of private and commercial ship owners and newly built shipyards.

Foreign/Export Opportunities. Government operations and private industries in foreign countries are all subject to the same security issues that challenge similar entities in the United States. We, along with our strategic teaming partners and international sales representatives, continue to seek penetration of these markets.

Marketing

We have developed a multi-tiered marketing plan, allowing us to effectively market products to each of the separate government and industry segments identified as target markets both in the United States and internationally. Our marketing strategy highlights product and support service strengths as they apply to each particular industry.

The primary goals of our marketing strategy are to:
•	Broaden the base of potential clients, and
•	Demonstrate the efficacy of our products.

We entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our association with these entities affords the Company and our products added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects. During fiscal 2011, we entered into teaming and marketing agreements with VT Milcom, SAIC, Catalyst Partners, Shegaw Engineering, and Paul J. Scariano, Inc.

During fiscal 2011, the Company submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $16,750,000.  We anticipate decisions relating to these proposals during fiscal 2012.

Members of our management team have many years of experience in the security industry. Each member is assigned a corporate account and thereby establishes relationships with government and commercial organizations in a specific market. We attempt to maintain direct contact with key employees of the major corporate accounts and government agencies encompassing our target markets.

We are projecting our international business to develop through a network of independent sales representatives. Agreements are in place with various entities that allow us to maintain a presence in 11 countries worldwide. These agreements generally extend for a period of two years and provide the dealer/installer with price discounts from current price schedules as an incentive to market our products in their geographic area. We rely on our dealer/installer base to represent our product line throughout the world and to apprise us of potential projects where the products can be incorporated. In addition, we rely on our dealers/installers to introduce our company and products to key government and private enterprise personnel in their respective geographic regions.

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

Under usual business conditions, given the nature of our customers and products, we receive relatively large orders for products and services from a relatively small number of customers during any one period. We are committed to expanding our business with each existing customer as well as broadening our customer base. During  the fiscal year ended June 30, 2011, there were three customer groups from which we had significant sales volume.  The Department of Defense accounted for 60% of net revenues, nuclear power stations for 33% and Department of Energy for 5%.  In Fiscal Year 2010, the Department of Defense accounted for 60% of net revenues, nuclear power stations, 30%; and the non-government sector 10%.

Our clients include utilities, nuclear facilities, oil and gas facilities, military bases, industrial complexes, correctional institutions, border and port security agencies, and airports and airlines.

Competition

Competition for U.S. government contracts is intense.  We compete against a large number of established multi-national corporations as well as  smaller, more specialized companies that concentrate their resources in particular areas.  As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts and bid against these team members in other situations.

Competition is intense among a fragmented and wide ranging group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting, engineering and design firms and others that provide individual elements of a system. in the future against existing or potential competitors.

We believe we are able to sustain our competitive position in the industry because:
•	our principal officers, security analysts, design personnel and sales people have an aggregate of over 230 years of experience in the security industry;
•	we have the ability to analyze security risks, design, engineer and manufacture products customized to a client's requirements;
•	our products address a wide range of security requirements;
•	our products are among the most technologically advanced and the highest quality available;

•	our products are flexible in that many of them can be configured and customized to meet a client's specific needs and can be integrated in new or existing security systems;
•	our products are reliable, and relatively easy and inexpensive to install and maintain; and
•
we have been successful in teaming with large multinational companies to market and incorporate our products into their product offerings, thereby contributing to the credibility and efficacy of our products.

Manufacturing

Manufacturing operations are maintained at our facility in New Jersey.  Activities include the procurement of materials, product assembly and component integration, product assurance, quality control and final testing.

Individual components that we purchase comprise some of our products or we subcontract the manufacture of specific subsystems to third parties. We believe that we are not overly dependent on any one supplier for the components of our products. In the event of any disruption in supply or discontinuation of production by any of our present suppliers, we believe that the components used in our products are available from numerous sources at competitive prices. Various aspects of the software programming required in connection with our computer products are designed and written by in-house personnel or are subcontracted to third parties.

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

During the years ended June 30, 2011 and 2010, we expended $129,722 and $129,358, respectively, on research and development activities.

Product Warranty

IPID® sensors are warranted for ten years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted to the extent of the warranty given by the actual manufacturer.  FOIDS® processors are warranted for a ten year period. For the years ended June 30, 2011 and 2010, net expenses attributable to warranties were well below the amounts accrued.

Technology Licensing Arrangements

As we endeavor to design and manufacture the most effective and efficient technology based security solutions, we review and investigate new and emerging technologies that have application in the security industry. Frequently, we seek to incorporate these technologies into our systems. We are party to agreements to use certain proprietary IT and security systems including Meridian Technologies Inc. (for fiber optic networking affording video voice and data over single fiber), You Tech (for day/night pan/tilt/zoom long range infrared/laser illumination with video motion detection capability from two to 20 kilometers), a magnetic fence and/or in-ground sensor system, Vindicator/Honeywell for data acquisition, and a cross licensing agreement with JMAR for real-time, online water monitoring and detection system.

Employees

As of September 6, 2011, we employed 22 individuals on a full-time basis including four design and engineering staff, seven manufacturing and assembly employees, three marketing employees, three project managers, one program manager and four administrative employees. A number of employees serve in multiple capacities. For example, Arthur Barchenko serves as our President but is also an integral member of our marketing team. Our manufacturing staff may oversee site installation of the products.

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

Item 1A. RISK FACTORS

Our business, financial condition and results of operations could be materially adversely affected by various risks, including, but not limited to the principal risks noted below.

Risks Relating to Our Business

We derive a substantial amount of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

We derived approximately 60% of our revenues for each of the years ended June 30, 2011 and 2010 from government related contracts on which we serve as a subcontractor.

Government contracts frequently include provisions that are not standard in private commercial transactions, and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

terminate our existing contracts;

reduce potential future income from our existing contracts;

modify some of the terms and conditions in our existing contracts;

suspend or permanently prohibit us from doing business with the federal government or with any specific government agency;

impose fines and penalties;

subject us to criminal prosecution;

suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;

decline to exercise an option to extend an existing multiple year contract; and claim rights in technologies and systems invented, developed or produced by us.

In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the public agency. Competitive procurements impose substantial costs and managerial time and effort in order to prepare bids and proposals for contracts that may not be awarded to us. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. The protest process may substantially delay a successful bidder's contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may follow our successful bids as a result of such protests.

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

Our product offerings involve a lengthy sales cycle, and management may not anticipate sales levels appropriately, which could impair profitability.

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

We anticipate that business from programs and projects both inside the United States and overseas will significantly increase during fiscal 2012 based on the number of proposals outstanding that we believe will be funded and released for manufacture during this period.

During fiscal 2011, the Company submitted proposals on projects for Department of Defense and Department of Energy facilities and certain nuclear power stations in the United States and southeast Asia valued at approximately $16,750,000.  We anticipate decisions relating to these proposals during fiscal 2012.

We anticipate that business from projects outside the United States will comprise an increasing part of our business and, accordingly, we are subject to risks associated with doing business outside the United States.

During the fiscal years ended June 30, 2011 and 2010, we generated approximately 0% and 10%, respectively, of our business from projects outside the United States. We anticipate that the revenue portion from overseas operations will  increase significantly during Fiscal 2012 as a percentage of sales. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:
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

Our success greatly depends on our ability to retain existing management and attract key technical, sales, marketing, information systems, and financial and executive personnel. We are especially dependent on the continued services of our senior management team and our key marketing personnel. The loss of any of these people could have a materially detrimental effect on our business. We have not entered into employment agreements with any of these people. We do not maintain key person life insurance on any of our personnel. In addition, we are seeking to engage senior sales staff and if we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

If we are unable to obtain additional funds when needed, we may not be able to fulfill large orders or take advantage of any unforeseen opportunities that may arise.

Management believes that our currently available cash resources, as well as anticipated revenue from firm purchase orders will allow us to meet our operating requirements through fiscal 2011. However, it is conceivable that we may raise additional funds to support strategic acquisitions and/or joint venture opportunities, and/or to satisfy any additional significant purchase orders that it may receive.  If and or when additional capital is required there are no assurances that we will be successful in obtaining additional required capital on reasonable terms and conditions.

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

Our executive officers, directors and principal stockholders control approximately 33% of our currently outstanding shares of common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

The issuance of shares of our common stock pursuant to the equity line with Auctus will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our common stock. The sale of our common stock acquired, or converted or exercised into, at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. The sale of our common stock, or securities convertible or exercisable into shares of our common stock, could trigger the anti-dilution rights of our outstanding securities that have such rights, specifically our preferred stock, convertible debentures and some of our warrants, which could result in further dilution to the existing holders of our common stock who do not have anti-dilution rights.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.

There is an approximate aggregate of 10.9 million shares of our common stock, some or all of which may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a non-affiliated person who has held restricted shares for a period of six months may, under Rule144, sell into the market shares of our common stock. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years.

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

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

Item 4. Reserved and removed.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company trades on the OTC Bulletin Board under the trading symbol EKCS. Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on September 26, 2011, was $.20 per share

	Closing Bid
	High	Low
Fiscal 2011
April 1 – June 30, 2011	0.33	0.18
January 1 – March 31, 2011	$0.40	$0.31
October 1 – December 31, 2010	$0.44	$0.28
July 1 – September 30, 2010	$0.49	$0.27

Fiscal 2010
April 1 – June 30, 2010	$0.72	$0.23
January 1 – March 31, 2010	$0.43	$0.14
October 1 – December 31, 2009	$0.24	$0.06
July 1 – September 30, 2009	$0.18	$0.08

As of September 15, 2011, ECSI had 180 holders of record of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

Dividend Policy

The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program for our common stock.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop, manufacture and market stand-alone and fully integrated state-of-the-art perimeter intrusion detection systems for all environments, including land, air and water through a secure communications infrastructure to central or distributed command and control centers. We support system integrators and end users in addressing risk assessment and vulnerability concerns in order to mitigate risk and ascertain a customer's security requirements.

We work closely with architects, engineers, systems integrators, construction managers and owners in the development and design of security monitoring and control systems that will afford a normative but secure environment for management, staff and visitors.  To support such efforts, ECSI’s team of key personnel are technically accomplished and fully familiar with advances in planning, programming and designing systems utilizing  standard  peripheral components, mini/micro architecture, user friendly software/firmware selection and application.  Based on ECSI’s flexibility, cost effective systems are developed that provide ease of operational maintenance.

ECSI has been involved in the design and implementation of Entry Control Portals (ECP) and Perimeter Intrusion Detection and Assessment Systems (PIDAS) for the past 35 years for national and international high-threat facilities.  During that time ECSI researched and evaluated the latest developments in technologies through government and university programs.  In addition, we have participated in testing various manufacturers’ products through technology transfer and teaming relations in the U.S. and abroad.

ECSI’s design experts are experienced in the various technologies (both mature and emerging) being applied to security challenges in the U.S. and world-wide because they have been intimately involved in developing “turnkey” security systems for U.S. Government facilities (Department of Defense (DoD), Department of Energy (DoE), and Nuclear Regulatory Commission-licensed nuclear), State Department-approved foreign government facilities (International Airport in Southeast Asia and pending upgrades for international airports in the Middle East and Central America), commercial and residential sites.

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

Accounting for Income Taxes — We record a valuation allowance to our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $1,566,159 has been recorded against our deferred tax asset at June 30, 2011.

We account for stock-based compensation in accordance accounting guidance now codified as Financial Accounting Standards Board (FAS) Accounting Standards Codification (ASC) Topic 718, “Compensation – Stock Compensation.”  Under the fair value recognition provision of FAS ASC Topic 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity. We use the Black-Scholes option-pricing model to estimate the fair value of options. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although we use available resources and information when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation.

Results of Operations

Year Ended June 30, 2011 (“Fiscal 2011 Period”) Compared to Year Ended June 30, 2010 (“Fiscal 2010 Period”)

Revenues. We had net revenues of $3,958,941 for the Fiscal 2011 Period, as compared to revenues of $4,513,737 for the Fiscal 2010 Period, representing a decrease of approximately 12%.  Of the revenues reported in the Fiscal 2011 period, approximately 90% are attributable to domestic projects and 10% are attributable to international projects. The decrease in sales in the Fiscal 2011 Period is attributable to the delays encountered by the Government related to the Navy contract with Lockheed Martin, in which we are a subcontractor.  The Government has delayed the review and approval process and has implemented design changes that had a $2 million negative impact on sales for this fiscal year.

Gross Margins. Gross margins for the Fiscal 2011 Period were 50% of revenue as compared to 55% of revenue for the Fiscal 2010 Period. The decrease in gross margins is primarily attributable to a change in the order mix of equipment sales and support services.  Although we encountered a small decrease in material cost, we experienced an increase in design and engineering support service costs which, combined, resulted in the decrease in gross margins for the Fiscal 2011 Period.

Research and Development (R&D). Research and development expenses increased less than 1% in the Fiscal 2011 Period to $129,722 from $129,358 in the Fiscal 2010 Period.  Research and development expenses were maintained at previous levels for continued new product development during this period.

Selling, General and Administrative (SG&A). Selling, general and administrative expenses decreased 20% in the Fiscal 2011 Period to $1,413,240 from $1,771,923 for the Fiscal 2010 Period. The decrease in selling, general and administrative expenses is attributable to our enhanced collection on receivables thus eliminating any unforeseen write-offs during this period.

Stock Based Compensation. In the 2011 Period, we did not issue stock options to our directors or employees. The value of options is amortized over the vesting period of the underlying award. In the 2010 Period, we issued stock options to various consultants and to the directors that were valued at $45,688.  Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest Expense. Interest expense in the Fiscal 2011 Period was $1,078 as compared to $178,925 for the Fiscal 2010 Period.  Included in interest expense for fiscal 2010 is the interest on the convertible debentures and the settlement accrued for the convertible debenture holders.  The debentures matured in January 2009 and were repaid in July 2010.

Income Tax Benefit. We recognized a net $128,000 deferred  tax benefit from net operating profits or losses in Fiscal 2011 and did not recognize any income tax benefit for 2010.

Net Profit/Loss. Net profit before dividends for the Fiscal 2011 period was $530,130 as compared to a net profit of $382,858 in Fiscal 2010.

Dividends Related to 10% Series B Convertible Preferred Stock.

We recorded dividends totaling $148,564 on our Series B Convertible Preferred Stock in Fiscal 2011 and $134,592 in Fiscal 2010. In lieu of a cash payment, we have elected, under the terms of the agreement whereby these securities were sold, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth or cash flow.

Liquidity and Capital Resources

We believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next twelve months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase order that we may receive.  At the present time, we have no commitments or assurances of additional revenue beyond the firm purchase orders we have received. However, in March 2011, we entered into, through our wholly owned subsidiary, ECSI International Inc., a credit facility with a New Jersey based commercial bank enabling us to borrow up to $475,000 for working capital purposes on an as needed basis. We have also registered with the U.S. Securities and Exchange Commission (“SEC”) shares of our common stock underlying an equity line agreement entered into with Auctus Private Equity Fund in February 2011 pursuant to which they have agreed under certain conditions, to purchase up to $10 million of our common stock over a five year period.

At June 30, 2011, we had working capital of $1.8 million compared to $1.3 million at June 30, 2010. Net cash provided by operating activities for Fiscal 2011 was $33,480 as compared to $687,689 for Fiscal 2010.

Inventory increased by $133,433 in Fiscal 2011.  However, we anticipate a decrease during the first half of 2012 for shipments on committed projects that have been or are being released.

Day's sales outstanding (DSO) were approximately 97 days at June 30, 2011 as compared with 153 DSO at June 30, 2010. This is due to a concerted effort by management to collect outstanding invoices and settle questionable accounts in order to improve cash flow in Fiscal 2011.

Accounts payable and accrued expenses have decreased by $1,455,110 in the Fiscal 2011 Period.

Investing activities for Fiscal 2011 included equipment and software purchases totaling $357,515, primarily related to upgrade two major product lines. We do not have any material commitments for capital expenditures going forward. Investing activities for Fiscal 2010 included $15,214 for product upgrades.

In Fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a bearing interest at the rate of 8% per annum. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid within the next 12 months. The balances at June 30, 2011 and 2010 were $14,237 and $43,754, respectively.

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

During the Fiscal 2011 period, we submitted bids on 33 new projects for work to be performed at our Clifton, New Jersey facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by customers upon short notice with little or no penalty, as is typical in our industry.

During Fiscal 2011, in conjunction with JMAR, LLC, we upgraded our water monitoring and detection system to include biological detection and will offer three versions to the market under a cross licensing agreement for chemical, biological or combined chemical/biological detection.

During Fiscal 2011, we entered into an OEM agreement for the manufacture of an extensive line of thermal imaging cameras.

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

Business Outlook

As global economic prospects changed during 2011, orders and commitments increased due to the need for improved security levels while reducing manpower and maintenance costs.  Currently, proposals for new orders continue to grow. However, our historical results have taught us that the release of funds that support proposals may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based purchase orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus, we cannot be certain of the total realized value and revenue which we will generate from committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments within the next twelve months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

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

We believe we are positioned for economic success during Fiscal 2012 which should continue into 2013 and beyond. A number of factors contribute to this outlook.

•
Our estimate that orders recently received, including nuclear power station security upgrades; U.S. Air Force and U.S. Navy base equipment purchases; relationships developed with M.C. Dean, Sandia, Enercon, and the Shaw Group may result in product purchase orders that should yield significant sales in 2012.

•	The conclusion of agreements with new strategic partners for the U.S. Navy base security upgrade program will be a source of material orders during Fiscal 2013 through Fiscal 2018..
•	We have entered into marketing and sales agreements with five firms well positioned in the Middle and Far East, eastern Europe and Africa to address ports, airports and border security opportunities.

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

The Financial Accounting Standards Board (“FASB”) amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. Management does not expect these new standards to significantly impact its consolidated financial statements.

In June 2011, the FASB issued ASU Topic No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which updates the presentation requirements related to comprehensive income. The total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update is effective for interim and annual periods beginning after December 15, 2011. Management does not expect these new standards to significantly impact its consolidated financial statements.

In May 2011, the FASB issued ASU Topic No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which expands the disclosure requirements for fair value measurements. More quantitative and qualitative disclosures will be required for fair value measurements using level 3 inputs. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Management does not expect these new standards to significantly impact its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8. Financial Statements

The information called for by this Item 8 is included following the “Index to Financial Statements” contained in this Annual Report on Form 10-K.

 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 Item 9A Controls and Procedures.

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

Our management, including our principal executive officer who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control -  Integrated Framework , our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

During the year ended June 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Item 9B. Other Information.

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 2011 and such information is incorporated herein by reference.

Item 15. Exhibits

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation of Electronic Control Security Inc.	1
3.2	Certificate of Amendment to Certificate of Incorporation of Electronic Control Security Inc.	2
3.3	Certificate of Amendment to Certificate of Incorporation	3
3.4	By-Laws of Electronic Control Security Inc.	1
3.5	Certificate of Incorporation of SEM Consultants III, Inc.	1
3.6	By-Laws of SEM Consultants III, Inc.	1
3.7	Certificate of Incorporation of ECSI International, Inc.	1
3.8	By-Laws of ECSI International, Inc.	1
3.9	Certificate of Incorporation of ECSI FOIDS, Inc.	1
3.10	By-Laws of ECSI FOIDS, Inc.	1
3.11	Certificate of Incorporation of ECSI-DSA, Inc.	1
3.12	By-Laws of ECSI-DSA, Inc.	1
3.13	Memorandum of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
3.14	Articles of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
4.1	Form of Common Stock Purchase Warrant issued June 30, 2004	3
4.2	Form of Common Stock Purchase Warrant issued January 13, 2006	4
4.3	Form of Senior Secured Convertible Debenture due January 11, 2009.	4
4.4	Registration Rights Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
10.1	Lease Agreement with 580 Brighton Road Associates for space in Clifton, New Jersey.	1
10.2	Securities Purchase Agreement dated June 30, 2004.	3
10.3	Registration Rights Agreement dated June 30, 2004.	3
10.4	Securities Purchase Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the purchasers named therein.	4
10.5	Security Agreement, dated January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
10.6	Drawdown Equity Financing Agreement, dated as of February 8, 2011 by and between Electronic Control Security Inc. Inc. and Auctus Private Equity Fund, LLC.	5
10.7	Registration Rights Agreement, dated as of February 8, 2011 by and between Electronic Control Security Inc. Inc. and Auctus Private Equity Fund, LLC.	5
10.8	Business Loan Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank	6
10.9	Commercial Security Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank	6
10.10	Letter Agreement dated as of June 30, 2010 between Eigerhawk, Ltd. and Electronic Control Security Inc.	7
14.1	Code of Ethics and Business Conduct	4
23.1	Consent of Demetrius & Company, L.L.C.	7

31	Certifications of Chief Executive Officer.	7
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	7

* * * *
1.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form 10-SB filed with the Commission on February 16, 2001.
2.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form SB-2 filed with the Commission on June 6, 2002.
3.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on July 1, 2004.
4.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on January 18, 2006
5.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Quarterly Report on Form 10-Q filed with the Commission on February 10, 2011.
6	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2011.
7.	Filed as an Exhibit hereto.

SIGNATURES

Pursuant to the requirements of The Exchange Act of 1934 as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Arthur Barchenko
Name: Arthur Barchenko
Title: President, Chief Executive Officer
(and Principal Financial and Accounting Officer
Dated: September 27, 2011

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Arthur Barchenko Arthur Barchenko	President, Chief Executive Officer (and Principal Financial and Accounting Officer) and Director	September 27, 2011

/s/ Natalie Barchenko Natalie Barchenko	Treasurer and Director	September 27, 2011

/s/ Edward Snow Edward Snow	Director	September 27, 2011

/s/ Stephen Rossetti Stephen Rossetti	Director	September 27, 2011

/s/ Gordon E. Fornell Gordon E. Fornell	Director	September 27, 2011

/s/ Ronald Thomas Ronald Thomas	Director	September 27, 2011

/s/ Norman Barta Norman Barta	Director	September 27, 2011

ELECTRONIC CONTROL SECURITY INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
September 27, 2011

Electronic Control Security Inc.
Consolidated Balance Sheets

	June 30,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$7,040	$168,465
Accounts receivable, current portion, net of allowance of $25,000	1,063,502	1,932,910
Inventories, net of allowance of $80,000 and $15,000, respectively	1,943,676	1,875,243
Current portion of deferred income taxes	180,000	-
Other current assets	125,946	165,854

Total current assets	3,320,164	4,142,472

Property, equipment and software development costs - net	388,090	142,386
Intangible assets – net	950,401	1,032,469
Goodwill	196,962	196,962
Deferred income taxes, net of current portion	395,050	437,350
Other assets	7,205	8,786
	$5,257,872	$5,960,425
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$987,573	$2,442,683
Due to officers and shareholders	93,405	259,778
Line of credit	425,000	-
Current maturities of debt	14,237	43,754
8% Convertible debentures	-	100,000

Total current liabilities	1,520,215	2,846,215

Noncurrent liabilities
Deferred income taxes	53,250	43,550

Total liabilities	1,573,465	2,889,765

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$1,997 and $1,809 per share liquidation preference; 2,000 shares authorized,
791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
10,529,911 and 10,259,259 shares issued; 10,429,911 and 10,159,259
shares outstanding	10,530	10,259
Additional paid-in capital	13,337,534	13,105,624
Accumulated deficit	(9,661,448)	(10,043,014)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,684,407	3,070,660
	$5,257,872	$5,960,425

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Year
	Ended
	June 30,
	2011	2010

Revenues	$3,958,941	$4,513,737
Cost of revenues	1,984,392	2,012,013

Gross profit	1,974,549	2,501,724

Research and development	129,722	129,358
Selling, general and administrative expenses	1,413,240	1,771,923
Stock based compensation	31,041	45,688

Income from operations	400,546	554,755

Other expenses (income)
Interest expense	1,078	178,925
Interest income	(3,262)	(661)
Loss on disposal of intangible assets	600	-
Legal settlement	-	(6,367)

Total other expenses (income)	(1,584)	171,897

Income before income taxes	402,130	382,858

Income taxes	(128,000)	-

Income before dividends	530,130	382,858

Dividends related to convertible preferred stock	148,564	134,592

Net income attributable to common shareholders	$381,566	$248,266

Net income per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Weighted average number of common shares and equivalents:
Basic	10,404,884	10,150,437
Diluted	10,589,115	10,512,680

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Year
	Ended
	June 30,
	2011	2010
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income before deemed dividends	$530,130	$382,858
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	193,279	167,597
Deferred income taxes	(128,000)	-
Decrease in allowance for doubtful accounts	-	(75,000)
Increase in inventory reserve	65,000	15,000
Stock based compensation	31,041	49,888
Issuance of shares in repayment of amounts owed	19,076	-
Loss on disposal of intangible assets	600	-
Increase (decrease) in cash attributable to changes in
Accounts receivable	869,408	(605,655)
Inventories	(133,433)	254,890
Other current assets	39,908	(44,275)
Accounts payable and accrued expenses	(1,455,110)	542,386
Other assets	1,581	-

Net cash provided by operating activities	33,480	687,689

Cash flows from investing activities:
Acquisition of property plant and equipment	(357,515)	(15,214)

Net cash used in investing activities	(357,515)	(15,214)

Cash flows from financing activities:
Proceeds from line of credit	425,000	-
Principal payments on 8% convertible debentures	(100,000)	(352,500)
Payments on debt	(29,517)	(21,263)
Increase (decrease) in loans from officers	(132,873)	(145,982)

Net cash provided by (used in) financing activities	162,610	(519,745)

Net (decrease) increase in cash and cash equivalents	(161,425)	152,730

Cash and cash equivalents at beginning of year	168,465	15,735

Cash and cash equivalents at end of year	$7,040	$168,465

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$58,306	$83,244
Taxes	$2,230	$-

Supplemental disclosures of noncash financing activities:
Exercise price of stock options paid via reduction in shareholder loans	$33,500	$4,200

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Changes in Shareholders Equity

	Series A Convertible		Series B 10% Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Total	Income (Loss)

Balances at June 30, 2009	300,000	$3,000	791	$1	10,249,259	$10,249	$12,921,154	$(10,291,280)	$4,790	$(10,000)	$2,637,914	$(667,059)

Dividend on preferred stock							134,592	(134,592)			0

Issuance of stock and warrants for services					10,000	10	4,190				4,200

Stock based compensation							45,688				45,688

Net loss								382,858			382,858	382,858

Balances at June 30, 2010	300,000	3,000	791	1	10,259,259	10,259	13,105,624	(10,043,014)	4,790	(10,000)	3,070,660	$382,858

Dividend on preferred stock							148,564	(148,564)			0

Exercise of stock options					200,000	200	33,300				33,500

Stock based compensation							31,041				31,041

Stock issued to convertible debenture holders					70,652	71	19,005				19,076

Net loss								530,130			530,130	530,130

Balances at June 30, 2011	300,000	$3,000	791	$1	10,529,911	$10,530	$13,337,534	$(9,661,448)	$4,790	$(10,000)	$3,684,407	$530,130

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  A reserve for potentially obsolete or slow-moving inventory is provided based on management’s analysis of inventory aging, inventory levels and future sales forecasts.  The Company reserved for $80,000 and $15,000 of finished goods inventory at June 30, 2011 and 2010, respectively.

Property and Equipment and Depreciation

Depreciation is provided for by straight-line and accelerated methods over the estimated useful lives of the assets, which vary from three to ten years.  Cost of repairs and maintenance are charged to operations in the period incurred.

Software Development Costs

Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be five years. There were software development costs capitalized in the amount of $20,879 for the year ended June 30, 2011.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares  of the Company's common stock outstanding.  Diluted earnings per share are computed based on the weighted-average number of shares of the Company's common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the years ended June 30, 2011 and 2010.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Year
	Ended June 30,
	2011	2010

Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	10,404,884	10,150,437

Effect of dilutive stock options	184,231	362,243

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	10,589,115	10,512,680

For the year ended June 30, 2011, there were outstanding potential common equivalent shares of 4,577,107 compared to 4,874,354 for the year ended June 30, 2010, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty Reserve

All of the Company’s products carry a warranty and the Company maintains a reserve for warranty work based on historical experience and anticipation of possible warranty work.  IPID® sensors are warranted for ten years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted to the extent of the warranty given by the actual manufacturer.  FOIDS® processors are warranted for a ten year period. For the years ended June 30, 2011 and 2010, net expenses attributable to warranties were well below the amounts accrued.

Research and Development

Research and development expenditures are expensed as incurred. Research and development costs for the years ended June 30, 2011 and 2010 amounted to $129,722 and $129,358, respectively.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.  Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities.  A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

The Company is no longer subject to federal or state and local income tax examinations by tax authorities for years before 2007.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The cost of licenses, patents, and trademarks are being amortized on the straight-line method over their useful lives, ranging from five to 20 years.

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs.  These costs are charged to expense in the year in which they are incurred.  The Company did not incur advertising costs for the years ended June 30, 2011 and 2010.

Shipping and Handling

Shipping and handling costs are recorded as costs of revenues and are approximately $21,400 and $12,300 for the years ended June 30, 2011 and 2010, respectively

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with accounting guidance now codified as FASB ASC Topic 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of FASB ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current liabilities and convertible debentures, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Recent Pronouncements

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. These new standards have not significantly impacted the consolidated financial statements.

The FASB amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010.   Management does not expect these new standards to significantly impact its consolidated financial statements.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued ASU Topic No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which updates the presentation requirements related to comprehensive income. The total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update is effective for interim and annual periods beginning after December 15, 2011.  Management does not expect these new standards to significantly impact its consolidated financial statements.

In May 2011, the FASB issued ASU Topic No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which expands the disclosure requirements for fair value measurements. More quantitative and qualitative disclosures will be required for fair value measurements using level 3 inputs. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  Management does not expect these new standards to significantly impact its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Inventories

Inventories at June 30, 2011 and 2010 consisted of the following:

	2011	2010
Raw materials	$470,259	$307,935
Work-in-process	243,344	215,188
Finished goods	1,310,073	1,367,120
Subtotal	2,023,676	1,890,243
Allowance	(80,000)	(15,000)
	$1,943,676	$1,875,243

Note 4 – Property, Equipment and Software Development Costs

Property, equipment and software development costs at June 30, 2011 and 2010 consisted of the following:

	2011	2010
Furniture and fixtures	$54,032	$70,551
Machinery and equipment	1,042,572	881,064
Improvements	23,008	23,008
Software	113,724	106,415
Software development costs	163,896	526,760
	1,397,232	1,607,798
Less: accumulated depreciation and amortization	1,009,142	1,465,412
	$388,090	$142,386

Depreciation and amortization expense was $111,811 and $84,943 for the years ended June 30, 2011 and 2010, respectively.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Intangibles

	June 30, 2011		June 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Licenses	$50,000	$50,000	$74,000	$67,669
Patent	852,793	296,855	852,793	249,982
Trademarks	577,263	182,800	577,263	153,936
Other	8,881	8,881	8,881	8,881

	$1,488,937	$538,536	$1,512,937	$480,468

Amortization expense charged to operations was $81,468 and $82,654 for the years ended June 30, 2011 and 2010, respectively.  Future annual amortization expense for the licenses and other intangible assets is expected to be approximately $75,700 each year for the patents and trademarks through 2022, their estimated remaining useful lives.

In January 2009, the Company agreed to release the minority shareholders of its Middle East subsidiary of all claims, including amounts receivable from them in the amount of $149,962 in exchange for their shares in the subsidiary. The Company recorded this additional investment in the subsidiary to Goodwill.

Note 6 – Line of Credit

On March 15, 2011, the Company, through its wholly owned subsidiary, ECSI International Inc. (the “Subsidiary”), entered into a revolving line of credit agreement with a financial institution which allows for borrowings up to $475,000.  The line bears interest at a rate of New York prime plus .25%, floating with a floor of 4.5%.  The interest rate that the line was subject to at June 30, 2011 was 4.5% per annum.  The line of credit requires an annual cleanup and matures on March 15, 2012, at which time the outstanding balance plus any accrued and unpaid interest is due and payable.  The outstanding balance was $425,000 at June 30, 2011.

The above credit line is collateralized by Subsidiary’s accounts receivable, inventories and general intangibles and is subject to various financial and non-financial covenants that are measured on a consolidated basis.  The Company is the sole guarantor of the line of credit.

Note 7 - Long-Term Debt

In fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a note bearing interest at the rate of 8%. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid over the next 12 months. Collateral for the note is the underlying equipment. The balance on the note at June 30, 2011 and 2010 was $14,237 and $43,754, respectively.

Note 8 – Convertible Debentures

In January 2006, the Company raised net proceeds of $831,000 from the proceeds of the private placement of $1,000,000 in principal amount of our Senior Secured Convertible Debentures (“the Debentures”).  All outstanding balances of the original principal amount and related interest were repaid by July 2010.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was a continuing Event of Default under these secured convertible debentures.  For the purpose of curing such event, in August and September 2010, the Company offered to the three debenture holders, an aggregate of 282,608 shares of its common stock in satisfaction thereof.  As of the date of the filing of this report, the Company has issued 70,652 shares of common stock to one of the debenture holders.

Note 9 – Financing Agreement

On February 8, 2011, the Company executed a drawdown equity financing agreement and registration rights agreement (collectively, the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”) pursuant to which, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock, over a term of up to five years commencing from the effective date of the registration statement (as defined below).

While the Company is not required to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus, shares of common stock at a per share purchase price of equal to 96% of the lowest closing value weighted average price (VWAP) during the five trading days following the Company’s delivery to Auctus of a draw-down notice (the “Notice”).  At the Company’s option, the Company may set a floor price under which, Auctus may not sell the shares which were the subject of the Notice.  The maximum amount of common stock that the Company can sell pursuant to any Notice is the greater of an amount of shares with  an aggregate maximum purchase price of $200,000 or 200% of the average daily volume based on the trailing ten (10) days preceding the Notice date, whichever is of a larger value.

Auctus is not required to purchase the shares, unless the shares, which are subject to the Notice, have been registered for resale and are freely tradable in accordance with the Federal securities laws, including the Securities Act of 1933, as amended.  The Company was obligated to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 (the “Registration Statement”) within 180 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Registration Statement was filed on June 13, 2011, as subsequently amended on June 28, 2011 and declared effective on July 1, 2011.

The Company paid a non-refundable fee in the amount of $5,000 to Auctus and is subject to an additional $7,500 fee payable from the proceeds of the first drawdown.

Note 10 – Due to Officers and Shareholders

These amounts represent interest bearing advances and are due on demand.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Income Taxes

The provision for taxes for the year ended June 30, 2011 and 2010 includes the following components:

	2011	2010
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(153,000)	-
State	(27,000)	-
Foreign	52,000	-
	(128,000)	-

	$(128,000)	$-

The components of the deferred tax accounts as of June 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets
Net operating loss carryforward	$1,912,318	$2,154,357
Stock based compensation	215,017	202,601
Other	14,000	14,000
	2,141,335	2,370,958
Deferred tax liabilities
Depreciation and amortization	53,376	43,631
Subtotal	2,087,959	2,327,327
Valuation allowance	(1,566,159)	(1,933,527)

Net deferred tax assets	$521,800	$393,800

The valuation allowance at June 30, 2009 was $2,057,155.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

	2011	2010
Expected federal tax at statutory rate	$86,150	$90,653
State taxes, net of federal tax effect	15,214	16,006
Foreign rate differential	(11)	—
Non deductible expenses	63,827	56,728
Change in valuation allowance	(367,372)	(176,120)
Other	74,192	12,733
	$(128,000)	$-

At June 30, 2011, and 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of $3,965,599 and $4,472,697 respectively, expiring through 2031. The Company has foreign net operating loss carryforwards of $607,402 with no expiration date.

At June 30, 2011 and 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2011 and 2010.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

Note 12 - Shareholders’ Equity

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

Cumulative but undeclared dividends at June 30, 2011 total approximately $300,000.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Incentive Plan

In October 2006, the Board adopted the Equity Incentive Plan, which was approved by the shareholders at the annual meeting of shareholders held in December 2006.  The Equity Incentive Plan is intended to succeed the Incentive plan, which expired in September 2006.  2,000,000 shares were reserved for issuance under the Equity Incentive Plan.  In December 2010, the Shareholders voted to increase the number of shares issuable thereunder to 4,000,000.  The Equity Incentive Plan will be administered by the Board of Directors or, at the discretion of the Board, by a committee consisting of at least two directors. The administrating body, whether it be the Board of Directors or a committee of the type described above, is sometimes referred to as the "Committee." The Committee is authorized from time to time to select and to grant awards under the Equity Incentive Plan to such key employees, non-employee directors, and consultants of the Company and its subsidiaries as the Compensation Committee, in its discretion, selects. The Compensation Committee is authorized to delegate any of its authority under the Equity Incentive Plan (including the authority to grant awards) to such executive officers of the Company as it thinks appropriate and is permitted by Rule 16B-3 of the Exchange Act and Section 162(m) of the Code.  The Equity Incentive Plan allows for the grant of a number of different types of awards, including incentive and non-statutory stock options, stock appreciation rights, restricted stock grants, performance units, cash payments and other stock-based awards.

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

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option activity for 2011 and 2010 is summarized as follows:

			Weighted
			Average
			Exercise
		Options	Price
Options outstanding, June 30, 2009		1,442,000	.66

Granted		300,000	$.17
Forfeited		(10,000)	.75

Options outstanding, June 30, 2010		1,732,000	$.57

Granted		—
Forfeited		(2,000)	.75
Exercised		(200,000)	.07-.22

Options outstanding June 30, 2011		1,530,000	$.63
Aggregate intrinsic value		$____26,000

Exercisable at June 30, 2011		1,517,500	$.63

Shares of common stock available for future grant under the plans	720,000

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options. There were 200,000 options exercised in fiscal 2011 and no shares exercised in fiscal 2010.

The following table summarizes information about stock options outstanding at June 30, 2011.

				Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price

$.07-.10	100,000	7.46	$.07	100,000	$.07
$.17	210,000	8.44	$.17	210,000	$.17
$.22	250,000	5.64	$.22	250,000	$.22
$.30	40,000	.11	$.30	40,000	$.30
$.75	525,000	3.81	$.75	525,000	$0.75
$1.00-1.07	180,000	3.15	$1.02	180,000	$1.02
$1.20	225,000	3.56	$1.20	225,000	$1.20

$.07-$1.20	1,530,000	4.77	$.63	1,517,500	$.63

The fair value of each option grant is estimate on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2010, using the Black-Scholes option-pricing:

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010

Risk free interest rate	3.07%
Expected life	5.75
Expected volatility	169. %
Dividend yield	0%

Weighted-average grant date fair value per share	$0.16

As of June 30, 2011, there was no unrecognized compensation cost related to nonvested options granted as all options have vested.

Note 13 - Concentrations and Economic Dependency

The Company had one customer that accounted for approximately 50% of net revenues for the year ended June 30, 2011 and six customers that accounted for 40%, 15%, 10%, 10%, 5% and 3%, respectively, of net revenues for year ended June 30, 2010.  Three customers accounted for approximately 90% of the accounts receivables as of June 30, 2011.  At June 30, 2011 approximately 8% of accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in financial institutions.  At June 30, 2011 and 2010, substantially all of the Company's cash was in multiple banks.  The amount that is federally insured is subject to FDIC's limit of $250,000 per depositor per insured bank.  Under the Dodd-Frank Act, beginning December 31, 2010 through December 31, 2012, all non-interest truncation accounts are fully insured, regardless of the balances of the account and the ownership capacity of the funds.  The Company did not have balances that exceeded FDIC limits at June 30, 2011 and 2010.

Note 14 – Commitments and Contingencies

Lease Agreements

Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2011 are as follows:

2012	$71,262
2013	72,688
2014	74,141
2015	75,624
2016	77,137
Thereafter	145,334
$516,186

Rent expense under all operating leases was $69,864 and $81,297 for the years ended June 30, 2011 and 2010, respectively.

ELECTRONIC CONTROL SECURITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 15 – Geographic Data

The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

	U.S.	% of total	Middle East	% of total
For the year ended
June 30, 2011
Revenue	$3,958,941	100.00%	$—	—
Operating income (loss)	400,131	100.04%	(185)	(.04)%
Identifiable assets	4,835,525	94.44%	284,647	5.56%

For the year ended
June 30, 2010
Revenue	$4,513,737	100.00%	$—	—
Operating income (loss)	554,893	100.02%	(138)	(.02)%
Identifiable assets	5,675,778	95.22%	284,647	4.78%

Note 16 – Related Party Transactions

The Company made non-interest bearing advances that are due on demand to a former officer and director of the Company. The balances outstanding at June 30, 2011 and 2010 were $49,765 and $50,250, respectively.

Note 17 – Subsequent Events

Management has evaluated events occurring subsequent to June 30, 2011 through September 27, 2011 to determine if any such events should either be recognized or disclosed.  There were no such events.