Form 10-Q
period 2011-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2011-11-14
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 7, 2011, Electronic Control Security Inc. had outstanding 10,952,132 shares of common stock, par value $.001 per share.

INDEX PAGE

Electronic Control Security Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$724	$7,040
Accounts receivable, current portion, net of allowance
of $225,000 and $25,000, respectively	1,407,134	1,063,502
Inventories, net of allowance of $80,000	2,011,863	1,943,676
Current portion of deferred income taxes	225,000	180,000
Other current assets	108,514	125,946

Total current assets	3,753,235	3,320,164

Property, equipment and software development costs - net	374,204	388,090
Intangible assets - net	931,468	950,401
Goodwill	196,962	196,962
Deferred income taxes, net of current portion	395,050	395,050
Other assets	6,933	7,205
	$5,657,852	$5,257,872
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,156,606	$987,573
Due to officers and shareholders	28,566	93,405
Line of credit	475,000	425,000
Current maturities of debt	6,505	14,237
8% Convertible debentures	-	-

Total current liabilities	1,666,677	1,520,215

Noncurrent liabilities
Deferred income taxes	53,250	53,250

Total liabilities	1,719,927	1,573,465

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $2,047 and $1,997 per share liquidation preference; 2,000 shares authorized, 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,052,132 and 10,529,911 shares issued; 10,952,132 and 10,429,911 shares outstanding	11,052	10,530
Additional paid-in capital	13,470,826	13,337,534
Accumulated deficit	(9,541,744)	(9,661,448)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)

Total shareholders' equity	3,937,925	3,684,407

	$5,657,852	$5,257,872

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Operations

	Three Months
	Ended
	September 30,
	2011	2010
	(Unaudited)

Revenues	$1,114,431	$801,552
Cost of revenues	424,781	262,292

Gross profit	689,650	539,260

Research and development	34,506	24,606
Selling, general and administrative expenses	523,135	341,815
Stock based compensation	-	24,198

Income from operations	132,009	148,641

Other expenses (income)
Interest expense	17,489	17,924
Interest income	-	(1,196)

Total other expenses (income)	17,489	16,728

Income before income taxes	114,520	131,913

Income taxes	(45,000)	-

Income before dividends	159,520	131,913

Dividends related to convertible preferred stock	39,816	36,071

Net income attributable to common shareholders	$119,704	$95,842

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares and equivalents:
Basic	10,560,466	10,330,620
Diluted	10,676,375	10,541,691

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.
Consolidated Statements of Cash Flows

	Three Months
	Ended
	September 30,
	(Unaudited)
	2011	2010
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income before deemed dividends	$159,520	$131,913
Adjustments to reconcile income to net cash (used in) provided by operating activities:
Depreciation and amortization	51,587	43,009
Deferred income taxes	(45,000)	-
Increase in allowance for doubtful accounts	200,000	-
Stock based compensation	-	24,198
Issuance of shares in repayment of amounts owed	-	19,076
Increase (decrease) in cash attributable to changes in
Accounts receivable	(544,932)	1,581,692
Inventories	(68,187)	(226,968)
Other current assets	18,732	(27,589)
Accounts payable and accrued expenses	169,031	(574,287)
Other assets	272	-

Net cash (used in) provided by operating activities	(58,977)	971,044

Cash flows from investing activities:
Acquisition of property plant and equipment	(18,768)	(135,167)

Net cash used in investing activities	(18,768)	(135,167)

Cash flows from financing activities:
Proceeds from line of credit	50,000	-
Principal payments on 8% convertible debentures	-	(100,000)
Payments on debt	(7,732)	(9,105)
Increase (decrease) in loans from officers	29,161	(108,158)

Net cash provided by (used in) financing activities	71,429	(217,263)

Net (decrease) increase in cash and cash equivalents	(6,316)	618,614

Cash and cash equivalents at beginning of year	7,040	168,465

Cash and cash equivalents at end of year	$724	$787,079

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,621	$22,002
Taxes	$-	$-

Supplemental disclosures of noncash financing activities:
Exercise price of stock options paid via reduction in shareholder loans	$-	$33,500
Conversion of shareholders' loans to common stock	$94,000	$-

See Notes to Consolidated Financial Statements.

ELECTRONIC CONTROL SECURITY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto  included in the Company's Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three months ended September 30, 2011 and 2010.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months
	Ended September 30,
	2011	2010
Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	10,560,466	10,330,620

Effect of dilutive stock options	115,909	211,071

Weighted-average shares outstanding and
dilutive securities used to compute
dilutive earnings per share	10,676,375	10,541,691

For the three months ended September 30, 2011 and 2010, respectively, there were outstanding potential common equivalent shares of 3,720,195 and 4,387,116, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:
	September 30,	June 30,
	2011	2011

Raw materials	$328,961	$470,259
Work-in-process	451,326	243,344
Finished goods, net	1,311,576	1,310,073
Subtotal	2,091,863	2,023,676
Allowance	(80,000)	(80,000)
	$2,011,863	$1,943,676

Note 4 - Due to Officers and Shareholders

In September 2011, 522,221 shares of common stock were issued to Officers and Shareholders in consideration of a reduction in the loans due to them in the amount of $94,000.

Note 5 – New Authoritative Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes related to those statements.  Some of our discussion is forward-looking and involves risks and uncertainties.  For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the annual report for the year ended June 30, 2011 on Form 10-K.

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

During fiscal 2011, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $16,750,000.  We anticipate decisions relating to these proposals during fiscal 2012.

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

INVENTORY VALUATION

Inventories are valued at the lower of cost or market.  We routinely evaluate the composition of our inventory to identify obsolete or otherwise impaired inventories.  Inventories identified as impaired are evaluated to determine if reserves are required. We currently have a reserve of $80,000 against inventory.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 (“2011 Period”) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010 (“2010 Period”)

REVENUES.  We had net revenues of $1,114,431 for the 2011 Period compared to $801,552 for the 2010 Period, representing an increase in net revenues for the 2010 Period of approximately 39%.  The increase in net revenues during the 2011 Period compared to the 2010 Period is primarily attributable to the increase in deliverable products and support services.

GROSS MARGINS. Gross margins for the 2011 Period were 62% as compared to 67%  from the 2010 Period.  The decrease in gross margins is primarily attributable to a change in the order mix of equipment sales and support services.  Although we encountered a small decrease in material cost, we experienced an increase in design and engineering support service costs which, combined, resulted in the decrease in gross margins for the period.

RESEARCH AND DEVELOPMENT.  Research and development expenses consist primarily of those incurred in designing and developing upgrades to existing products and systems as well as new product development work on the WISE® (Water Infrastructure Sensing Equipment) water technology.  Research and development expenses were $34,506 for the 2011 period and $24,606 for the 2010 period.  The increase in research and development costs during the 2011 Period as compared to the 2010 Period is attributable to the higher research and development expenditures during the 2011 Period for the design and development upgrades of our technologies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the 2011 Period were $523,135 compared to $341,815 for the corresponding period in 2010.  The increase in selling, general and administrative expenses during the 2011 Period as compared to the 2010 Period is primarily attributable to an increase in our allowance for doubtful accounts in the amount of $200,000.

STOCK BASED COMPENSATION. We issued stock options to our directors and various employees and consultants. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Income Tax Benefit. We recognized a net $45,000 deferred tax benefit from net operating losses carryforwards.

INTEREST EXPENSE.  Interest expense in the 2011 Period was $17,489 compared to $17,924 incurred during the 2010 Period.

INCOME.  Income before dividends related to convertible preferred stock for the 2011 Period was $159,520 compared to $131,913 in the 2010 Period.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $39,816 on our Series B Convertible Preferred Stock in the 2011 Period and $36,071 in the 2010 Period.  In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

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

At September 30, 2011, we had working capital of approximately $2.1 million compared to approximately $1.8 million at June 30, 2011.  Net cash used in operating activities for the 2011 Period was $58,977 as compared to $971,044 provided by operating activities for the 2010 Period.

Inventory increased by $68,187 during the three months ended September 30, 2011.  The increase is primarily due to work in process for our currently released backlog.  The shipments of the Company’s primary products are scheduled to be delivered over the next nine months.

Accounts receivable have increased by $343,632 to $1,407,134 for the three months ended September 30, 2011.  This increase is due to delays in cash receipts from certain customers.

Accounts payable and accrued expenses have increased by $169,033 to $1,156,606 for the three months ended September 30, 2011.  Included in accrued expenses are accrued salaries to officers and other key employees in the amount of $482,510. The increase in accounts payable is directly related to the timing of payments due to delays in cash receipts from certain customers.

We purchased equipment in the aggregate of $18,768 during the three months ended September 30, 2011.  We do not have any major material commitments for capital expenditures going forward.

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

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. EXHIBITS.

Exhibit No.	Title

31.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date: November 14, 2011	By: /s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and
principal financial and accounting officer)