Form 10-Q
period 2011-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2012-02-10
CIK 803044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 7, 2012, Electronic Control Security Inc. had outstanding 11,332,747 shares of common stock, par value $.001 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements

Item 1 - Financial Statements
Consolidated Balance Sheets December 31, 2011 (Unaudited)
and June 30, 2011	F-2
Unaudited Consolidated Statements of Operations for the six and
three months ended December 31, 2011 and 2010	F-3
Unaudited Consolidated Statements of Cash Flows for the six and
three months ended December 31, 2011 and 2010	F-4
Notes to Consolidated Financial Statements	3

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 4 - Controls and Procedures	9

PART II — OTHER INFORMATION

Item 6 – Exhibits	10

Signatures	11

Electronic Control Security Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57,374	$7,040
Accounts receivable, net of allowance
of $225,000 and $25,000	941,764	1,063,502
Inventories	2,281,994	1,943,676
Current portion of deferred income taxes	180,000	180,000
Other current assets	122,944	125,946
Total current assets	3,584,076	3,320,164

Property, equipment and software development costs - net	341,880	388,090
Intangible assets - net	912,534	950,401
Goodwill	196,962	196,962
Deferred income taxes	395,050	395,050
Other assets	7,142	7,205
	$5,437,644	$5,257,872
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,223,252	$987,573
Due to officers and shareholders	88,613	93,405
Line of credit	475,000	425,000
Current maturities of debt	2,639	14,237
Total current liabilities	1,789,504	1,520,215

Noncurrent liabilities
Deferred income taxes	53,250	53,250

Total liabilities	1,842,754	1,573,465

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$2,099 and $1,997 per share liquidation preference; 2,000 shares authorized,
791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
11,052,132 and 10,529,911 shares issued; 10,952,132 and 10,429,911
shares outstanding	11,052	10,530
Additional paid-in capital	13,608,462	13,337,534
Accumulated deficit	(10,022,415)	(9,661,448)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	3,594,890	3,684,407

	$5,437,644	$5,257,872

See Notes to Consolidated Financial Statements.

F-2

Electronic Control Security Inc.

Consolidated Statements of Operations

	Six Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,667,000	$1,881,963	$552,569	$1,080,411
Cost of revenues	886,976	717,390	462,195	455,098

Gross profit	780,024	1,164,573	90,374	625,313

Research and development	69,011	61,211	34,505	36,605
Selling, general and administrative expenses	860,011	680,580	336,876	338,765
Stock based compensation	96,815	31,041	96,815	6,843

Income (loss) from operations	(245,813)	391,741	(377,822)	243,100

Other expenses (income)
Interest expense	34,518	31,638	17,029	13,714
Interest income	-	(2,063)	-	(867)

Total other expenses (income)	34,518	29,575	17,029	12,847

Income (loss) before income taxes	(280,331)	362,166	(394,851)	230,253

Income taxes	-	-	45,000	-

Income (loss) before dividends	(280,331)	362,166	(439,851)	230,253

Dividends related to convertible preferred stock	80,635	73,051	40,819	36,980

Net income (loss) attributable to common shareholders	$(360,966)	$289,115	$(480,670)	$193,273

Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.04)	$0.02
Diluted	$(0.03)	$0.03	$(0.04)	$0.02

Weighted average number of
common shares and equivalents:
Basic	10,759,137	10,380,266	10,952,132	10,429,911
Diluted	10,759,137	10,661,123	10,952,132	10,675,875

See Notes to Consolidated Financial Statements.

F-3

Electronic Control Security Inc.

Consolidated Statements of Cash Flows

	Six Months
	Ended
	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss) before deemed dividends	$(280,331)	$362,166
Adjustments to reconcile income (loss)
to net cash provided by operating activities:
Depreciation and amortization	102,844	92,187
Increase in allowance for doubtful accounts	200,000	-
Stock based compensation	96,815	31,041
Issuance of shares in repayment of amounts owed	-	19,076
Increase (decrease) in cash attributable to changes in
Accounts receivable	(78,262)	1,465,450
Inventories	(338,318)	(276,255)
Other current assets	3,002	1,119
Accounts payable and accrued expenses	235,679	(955,012)
Other assets	63	-

Net cash provided by (used in) operating activities	(58,508)	739,772

Cash flows from investing activities:
Acquisition of property plant and equipment	(18,768)	(383,818)

Net cash used in investing activities	(18,768)	(383,818)

Cash flows from financing activities:
Proceeds from line of credit	50,000	-
Principal payments on 8% convertible debentures	-	(100,000)
Payments on debt	(11,598)	(19,040)
Increase (decrease) in loans from officers	89,208	(144,191)

Net cash provided by (used in) financing activities	127,610	(263,231)

Net increase in cash and cash equivalents	50,334	92,723

Cash and cash equivalents at beginning of period	7,040	168,465

Cash and cash equivalents at end of period	$57,374	$261,188

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,155	$31,638
Taxes	$-	$-

Supplemental disclosures of noncash financing activities:
Exercise price of stock options paid via reduction in shareholder loans	$-	$33,500
Conversion of shareholders' loans to common stock	$94,000	$-

See Notes to Consolidated Financial Statements.

F-4

Electronic Control Security Inc.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common stock equivalents consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and six month periods ended December 31, 2011 and 2010.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
Denominators:

Weighted-average shares outstanding used
to compute basic earnings per share	10,952,132	10,429,911	10,759,137	10,380,266

Effect of dilutive stock options	140,705	245,964	123,547	280,857

Weighted-average shares outstanding and
dilutive securities used to compute
dilutive earnings per share	11,092,837	10,675,875	10,882,685	10,661,123

For the six months ended December 31, 2011 and 2010, there were outstanding potential common equivalent shares of 3,774,621 and 4,436,423, respectively, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:

	December 31,	June 30,
	2011	2011

Raw materials	$311,542	$470,259
Work-in-process	628,965	243,344
Finished goods	1,421,487	1,310,073
Subtotal	2,361,994	2,023,676
Allowance	(80,000)	(80,000)
	$2,281,994	$1,943,676

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

Note 6 – Financing Agreement

On February 8, 2011, the Company entered into an equity financing and registration rights agreement with Auctus Private Equity Fund, LLC (“Auctus”) pursuant to which Auctus committed, subject to certain conditions, to purchase up to $10 million of Common Stock over a term of up to five years commencing from the effective date of a registration statement covering the resale of the shares by Auctus. An S-1 registration statement in respect of the resale by Auctus of any shares of the Company’s common stock that would have been issuable under the Agreement was declared effective in July 2011. The Company did not utilize the equity financing facility and, accordingly, no shares were issued to Auctus. On December 13, 2011, the Company terminated the agreement with Auctus, as the Company determined that it would not be in its best interest to continue with the equity line.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our Company's current and future capital needs, uncertainty of capital funding, our clients' ability to cancel contracts with little or no penalty, government initiatives to implement Homeland Security measures, the likelihood of completing transactions for which we have entered into letters of intent, the state of the worldwide economy, competition, customers’ ability to pay our invoices within our standard credit terms, and other risks detailed in our Company's most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings. We undertake no obligation to publicly update or revise any forward-looking statements.

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

During fiscal 2011 and 2012, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $28,950,000. We anticipate decisions relating to these proposals during the remainder of fiscal 2012 and fiscal 2013.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2010

REVENUES. We had net revenues of $1,667,000 for the six months ended December 31, 2011 compared to $1,881,963 for the six months ended December 31, 2010, representing a decrease in net revenues of approximately 11%. Revenues for the three months ended December 31, 2011 were $552,569 compared to $1,080,411 in the comparable period in 2010, representing a decrease in net revenues of approximately 49%. The decreases in net revenues during the six and three months ended December 31, 2011 compared to the corresponding periods in 2010 are primarily attributable to a decrease in deliverable products and support services billings resulting from delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a subcontractor as well as at other customers. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. We anticipate that these budgetary constraints will be addressed within the third and fourth quarters of fiscal 2012.

GROSS MARGINS. Gross margins for the six months ended December 31, 2011 were 47% as compared to 62% for the corresponding period in 2010. Gross margins were 16% for the three months ended December 31, 2011 compared to 58% for the three months ended December 31, 2010. The decrease in gross margins for each of the six and three month periods ended December 31, 2011 is primarily attributable to the decrease in revenues caused by the budgetary constraints in the U.S. government discussed above, a change in the order mix of equipment sales and support services billings and an increase in the cost of certain materials and components.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of those incurred in designing and developing upgrades to existing products and systems as well as new product development work such as the WISE® (Water Infrastructure Sensing Equipment) water technology. Research and development expenses were $69,011 for the six months ended December 31, 2011 and $61,211 for the corresponding six months in 2010. Research and development expenses were $34,505 for the three months ended December 31, 2011 and $36,605 for the corresponding three months in 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $860,011 for the six months ended December 31, 2011 compared to $680,580 for the corresponding six months in 2010. Selling, general and administrative expenses were $336,876 for the three months ended December 31, 2011 compared to $338,765 for the corresponding three months in 2010. The increase in selling, general and administrative expenses during the six months ended December 31, 2011 as compared to the corresponding six months in 2010 is primarily attributable to an increase in our allowance for doubtful accounts in the amount of $200,000, which more than offset a 3% reduction in other components of the selling, general and administrative expenses.

STOCK BASED COMPENSATION. From time to time, we issue stock options to our directors and employees and consultants. In the quarter ended December 31,2011, we recognized expense for stock based compensation of $96,815. The value of these options is being amortized over their respective vesting periods. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INCOME (LOSS) FROM OPERATIONS. The loss from operations for the six months ended December 31, 2011 of $(225,813) included non-cash costs of the allowance for bad debts of $200,000 and stock based compensation of $96,815 and compared to a profit of $391,741 for the 2010 Period. For the three months ended December 31, 2011, we had loss from operations of $(357,822) (which included the cost of stock based compensation of $96,815) compared to a profit of $243,100 for the corresponding three months in 2010. The decrease in income from operations during the 2011 periods compared to the 2010 periods was attributable to the 2011 allowance for doubtful accounts and cost of stock-based compensation discussed above and to the receipt of lower gross margin orders, a less profitable mix of design and engineering support services billings, and a reduction in funded and released backlog.

INCOME TAX BENEFIT. Due to the lower results of operations in the quarter ended December 31, 2011, we determined that no deferred tax benefits from expected utilization of net operating losses carryforwards would be recognized in the six month period, resulting in deferred income tax expense in the three months ended December 31, 2011 of $45,000.

INTEREST EXPENSE. Interest expense in the six months ended December 31, 2011 was $34,518 compared to $31,638 incurred during the corresponding six months in 2010.

INCOME (LOSS) BEFORE DIVIDENDS. The income (loss) before dividends related to convertible preferred stock for the six months ended December 31, 2011 was $(280,331) compared to $362,166 in the corresponding six months in 2010. The reduction in the income (loss) before dividends was largely attributable to certain non-cash costs - allowance for bad debts of $200,000 and cost of stock based compensation of $96,815 - as well as the impact of lower revenues.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $80,635 on our Series B Convertible Preferred Stock in the six months ended December 31, 2011 and $73,051 in the corresponding six months in 2010. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash on hand, existing line of credit with Atlantic Stewardship Bank with a balance of $475,000 at December 31, 2011, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next 12 months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase orders that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received.

Our working capital of approximately $1.8 million was unchanged at December 31, 2011 and June 30, 2011. Net cash used in operating activities for the six months ended December 31, 2011 was $58,508 as compared to about $739,772 provided by operating activities for the corresponding six months in 2010.

Inventory increased by $338,318 during the six months ended December 31, 2011. The increase is primarily due to work in process for orders that were recently released from the backlog. The shipment of our primary products are scheduled to be delivered over the next nine months.

Accounts receivable have increased by $78,262 to $1,166,764 for the six months ended December 31, 2011 over the corresponding six months in 2010. This increase is due to delays in cash receipts from certain customers.

Accounts payable and accrued expenses have increased by $235,679 to $1,223,252 for the six months ended December 31, 2011 as compared to a reduction of $955,012 in the corresponding six months in 2010. Included in accrued expenses are accrued salaries and expenses to officers and other key employees in the amount of about $580,000. The increase in accounts payable is directly related to the timing of payments due to delays in cash receipts from certain customers.

We purchased equipment in the aggregate of $18,768 during the six months ended December 31, 2011. We do not have any major material commitments for capital expenditures going forward.

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

ELECTRONIC CONTROL SECURITY INC.

Date: February 7, 2012	By: /s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and
principal financial and accounting officer)

