Form 10-Q
period 2012-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2012-05-15
CIK 803044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 10, 2012, Electronic Control Security Inc. had outstanding 11,512,146 shares of common stock, par value $0.001 per share.

INDEX PAGE

Electronic Control Security Inc.

Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$606	$7,040
Accounts receivable, net of allowance of $225,000 and $25,000	1,024,836	1,063,502
Inventories	2,348,183	1,943,676
Current portion of deferred income taxes	180,000	180,000
Other current assets	115,482	125,946
Total current assets	3,669,108	3,320,164

Property, equipment and software development costs - net	310,649	388,090
Intangible assets - net	893,600	950,401
Goodwill	196,962	196,962
Deferred income taxes	395,050	395,050
Other assets	7,142	7,205
	$5,472,511	$5,257,872
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,645,375	$987,573
Due to officers and shareholders	190,090	93,405
Line of credit	475,000	425,000
Current maturities of debt	2,639	14,237
Total current liabilities	2,313,104	1,520,215

Noncurrent liabilities
Deferred income taxes	53,250	53,250

Total liabilities	2,366,354	1,573,465

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $2,151 and $1,997 per share liquidation preference; 2,000 shares authorized, 655 and 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,582,747 and 10,529,911 shares issued; 11,482,747 and 10,429,911 shares outstanding	11,582	10,530
Additional paid-in capital	13,657,208	13,337,534
Accumulated deficit	(10,560,424)	(9,661,448)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	3,106,157	3,684,407

	$5,472,511	$5,257,872

See Notes to Consolidated Financial Statements.

F-2

Electronic Control Security Inc.

Consolidated Statements of Operations

	Nine Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,010,970	$2,888,625	$343,970	$1,006,662
Cost of revenues	1,373,837	1,238,698	486,861	521,308

Gross profit (loss)	637,133	1,649,927	(142,891)	485,354

Research and development	104,167	97,817	35,156	36,606
Selling, general and administrative expenses	1,169,343	1,098,224	309,332	417,644
Stock based compensation	96,815	31,041	-	-

Income (loss) from operations	(733,192)	422,845	(487,379)	31,104

Other expenses (income)
Interest expense	50,871	44,276	16,353	12,638
Interest income	-	(2,068)	-	(5)
Legal settlement	-	1,000	-	1,000

Total other expenses (income)	50,871	43,208	16,353	13,633

Income (loss) before income taxes	(784,063)	379,637	(503,732)	17,471

Income taxes	-	-	-	-

Income (loss) before dividends	(784,063)	379,637	(503,732)	17,471

Dividends related to convertible preferred stock	114,912	110,139	34,277	37,088

Net income (loss) attributable to common shareholders	$(898,975)	$269,498	$(538,009)	$(19,617)

Net income (loss) per share:
Basic	$(0.08)	$0.03	$(0.05)	$(0.00)
Diluted	$(0.08)	$0.03	$(0.05)	$(0.00)

Weighted average number of common shares and equivalents:
Basic	10,946,107	10,396,572	11,324,157	10,429,911
Diluted	10,946,107	10,660,512	11,324,157	10,429,911

See Notes to Consolidated Financial Statements.

F-3

Electronic Control Security Inc.

Consolidated Statements of Cash Flows

	Nine Months
	Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
DECREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss) before deemed dividends	$(784,063)	$379,637
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	153,009	144,481
Deferred income taxes	-	-
Increase in allowance for doubtful accounts	200,000	-
Stock based compensation	96,815	31,041
Issuance of shares in repayment of amounts owed	-	19,076
Increase (decrease) in cash attributable to changes in
Accounts receivable	(161,334)	1,406,939
Inventories	(404,507)	(261,265)
Other current assets	10,464	50,491
Accounts payable and accrued expenses	672,800	(1,247,285)
Other assets	63	-

Net cash provided by (used in) operating activities	(216,754)	523,115

Cash flows from investing activities:
Acquisition of property plant and equipment	(18,767)	(387,515)

Net cash used in investing activities	(18,767)	(387,515)

Cash flows from financing activities:
Proceeds from line of credit	50,000	-
Principal payments on 8% convertible debentures	-	(100,000)
Payments on debt	(11,598)	(25,651)
Increase (decrease) in loans from officers	190,685	(136,691)

Net cash provided by (used in) financing activities	229,087	(262,342)

Net decrease in cash and cash equivalents	(6,434)	(126,742)

Cash and cash equivalents at beginning of period	7,040	168,465

Cash and cash equivalents at end of period	$606	$41,723

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,013	$44,276
Taxes	$2,094	$-

Supplemental disclosures of noncash financing activities:
Exercise price of stock options paid via reduction in shareholder loans	$-	$33,500
Conversion of shareholders' loans to common stock	$94,000	$-
Conversion to common stock of amount due to officer	$15,000	$-

See Notes to Consolidated Financial Statements.

F-4

Electronic Control Security Inc.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common stock equivalents consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and nine month periods ended March 31, 2012 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	11,324,157	10,429,911	10,946,107	10,396,572

Effect of dilutive stock options	-	-	-	263,939

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	11,324,157	10,429,911	10,946,107	10,660,511

For the nine months ended March 31, 2012 and 2011, there were outstanding potential common stock equivalent shares of 4,179,710 and 4,485,874, respectively, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common stock equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:

	March 31,	June 30,
	2012	2011

Raw materials	$335,330	$470,259
Work-in-process	432,380	243,344
Finished goods	1,660,473	1,310,073
Subtotal	2,428,183	2,023,676
Allowance	(80,000)	(80,000)
	$2,348,183	$1,943,676

Note 4 - Due to Officers and Shareholders

In September 2011, 522,221 shares of common stock were issued to officers in consideration of the conversion of certain amounts due to them in the aggregate amount of $94,000. In February 2012, 150,000 shares of common stock were issued to an officer in consideration of a reduction in the amount of $15,000 of accrued compensation due to such officer.

Note 5 – New Authoritative Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 6 – Financing Agreements

On March 27, 2012, the Company, through its wholly owned subsidiary, ECSI International Inc., and Atlantic Stewardship Bank (the “Bank”) entered an agreement pursuant to which the maturity date for the amounts outstanding under the credit line established in March 2011 has been extended to November 15, 2012. The principal amount outstanding is currently $475,000. All other terms of the agreements were unchanged.

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

Note 7 – Legal Proceeding

On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At March 31, 2012, the Company has included the amount of the actual damages claimed in its accounts receivable (prior to allowances).

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

During fiscal 2011 and 2012, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia, which remain pending proposals, valued at approximately $37,500,000. We anticipate decisions relating to these proposals during the remainder of fiscal 2012 and fiscal 2013.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2011

REVENUES. We had net revenues of $2,010,970 for the nine months ended March 31, 2012 compared to $2,888,625 for the nine months ended March 31, 2011, representing a decrease in net revenues of approximately 30%. Revenues for the three months ended March 31, 2012 were $343,970 compared to $1,006,662 in the comparable period in 2011, representing a decrease in net revenues of approximately 66%. The decreases in net revenues during the nine and three months ended March 31, 2012 compared to the corresponding periods in 2011 are primarily attributable to a decrease in deliverable products and support services billings resulting from continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a subcontractor as well as at other customers. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. We anticipate that these budgetary constraints will be addressed in the remainder of fiscal 2012 and in fiscal 2013.

GROSS MARGINS. Gross margins for the nine months ended March 31, 2012 were 32% as compared to 57% for the corresponding period in 2011. Gross margins were negative for the three months ended March 31, 2012 compared to 48% for the three months ended March 31, 2011. The decrease in gross margins for each of the nine and three month periods ended March 31, 2012 is primarily attributable to the decrease in revenues caused by the budgetary constraints in the U.S. government discussed above, a change in the order mix of equipment sales and support services billings and an increase in the cost of certain materials and components.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of those incurred in designing and developing upgrades to existing products and systems as well as new product development work such as the WISE® (Water Infrastructure Sensing Equipment) water technology. Research and development expenses were $104,167 for the nine months ended March 31, 2012 and $97,817 for the corresponding nine months in 2011. Research and development expenses were $35,156 for the three months ended March 31, 2012 and $36,606 for the corresponding three months in 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,169,343 for the nine months ended March 31, 2012 compared to $1,098,224 for the corresponding nine months in 2011. Selling, general and administrative expenses were $309,332 for the three months ended March 31, 2012 compared to $417,644 for the corresponding three months in 2011. The increase in selling, general and administrative expenses during the nine months ended March 31, 2012 as compared to the corresponding nine months in 2011 is primarily attributable to an increase in our allowance for doubtful accounts in the amount of $200,000, which more than offset a 12% reduction in other components of the selling, general and administrative expenses, primarily lower selling expenses. The decrease in selling, general and administrative expenses during the three months ended March 31, 2012 as compared to the corresponding three months in 2011is primarily due to lower selling expenses resulting from the lower revenues.

STOCK BASED COMPENSATION. From time to time, we issue stock options to our directors and employees and consultants. In the nine months ended March 31, 2012, we recognized expense for stock based compensation of $96,815. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

INCOME (LOSS) FROM OPERATIONS. The loss from operations for the nine months ended March 31, 2012 of $(733,192) included non-cash costs of the allowance for bad debts of $200,000 and stock based compensation of $96,815 compared to a profit of $422,845 for the corresponding nine months of 2011. For the three months ended March 31, 2012, we had loss from operations of $(487,379) compared to a profit of $31,104 for the corresponding three months in 2011. The decrease in income from operations during the 2012 periods compared to the 2011 periods was attributable to the 2012 allowance for doubtful accounts and cost of stock-based compensation discussed above, and receipt of lower gross margin orders, a less profitable mix of design and engineering support services billings, and a reduction in funded and released backlog.

INTEREST EXPENSE. Interest expense in the nine months ended March 31, 2012 was $50,871 compared to $44,276 incurred during the corresponding nine months in 2011.

INCOME (LOSS) BEFORE DIVIDENDS. The income (loss) before dividends related to convertible preferred stock for the nine months ended March 31, 2012 was $(784,063) compared to $379,637 in the corresponding nine months in 2011. The reduction in the income (loss) before dividends was impacted by certain non-cash costs - allowance for bad debts of $200,000 and cost of stock based compensation of $96,815 - as well as the impact of lower revenues.

DIVIDENDS RELATED TO PREFERRED STOCK.

We recorded dividends totaling $114,912 on our Series B Convertible Preferred Stock in the nine months ended March 31, 2012 and $110,139 in the corresponding nine months in 2011. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash on hand, existing line of credit with Atlantic Stewardship Bank, which was fully utilized with a balance of $475,000 at March 31, 2012, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next 12 months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase orders that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received.

Our working capital of approximately $1.36 million at March 31, 2012 declined from $1.8 million at June 30, 2011 primarily due to the loss before dividends. Net cash used in operating activities for the nine months ended March 31, 2012 was $216,754 as compared to about $523,115 provided by operating activities for the corresponding nine months in 2011.

Inventory increased by $404,507 during the nine months ended March 31, 2012. The increase is primarily due to work in process for orders that were recently released from the backlog. The shipments of our primary products are scheduled to be delivered over the next nine months.

Accounts receivable have increased by $161,334 to $1,249,836 for the nine months ended March 31, 2012 over the corresponding nine months in 2011. This increase is due to the dispute with Lockheed Martin which has resulted in the legal proceedings.

Accounts payable and accrued expenses have increased by $657,800 to $1,645,375 for the nine months ended March 31, 2012 as compared to a reduction of $1,247,285 in the corresponding nine months in 2011. Included in accrued expenses are accrued salaries and expenses to officers and other key employees in the amount of about $664,000. The increase in accounts payable and accrued expenses is directly related to the timing of payments due to delays in cash receipts.

We purchased equipment in the aggregate of $18,767 during the nine months ended March 31, 2012. We do not have any major material commitments for capital expenditures going forward.

Subsequent Event – Contract Award

On May 4, 2012, ECSI was advised that a contract was awarded to a team, of which ECSI is a member, for support and technology services to the Department of Defense (“DoD”). The cumulative contract ceiling of the award to include five prime contractors and their respective subcontractors is $228,700,000 over five years. The contract ceiling for the ECSI team in the base year is $39,800,740. The contract is an Indefinite Delivery Indefinite Quantity (“IDIQ”) contract, and the work to be performed under it will be awarded to the five teams on individual task orders on a competitive basis. There is no assurance that ECSI will be awarded work under any task orders on the contract.

The contract is in response to initiatives promulgated by the DoD and other Government agencies, require engineering development, design, procurement, fabrication of entry control and perimeter detection technologies, installation, information assurance, logistics, maintenance, and life cycle support services for Infrastructure Protection purposes. These systems will support the operational requirements of high value DoD and other Government agencies where security is of high or vital interest.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ECSI International, Inc. v. Lockheed Martin global Training and Logistics. On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following set forth certain information with respect to all securities sold by us during the nine months ended March 31, 2012.

In September 2011, the Company issued 522,221 shares of common stock to officers in consideration of the conversion of certain amounts due to them in the aggregate amount of $94,000. In February 2012, the Company issued 150,000 of common stock to an officer in consideration of a reduction in the amount of $15,000 of accrued compensation due to such officer.

The shares were issued in the transactions described above without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act. The recipient of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The recipients represented that it was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. The recipient had adequate access, through its relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising. No underwriters were utilized and no related fees or expenses were incurred.

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

ELECTRONIC CONTROL SECURITY INC.

Date: May 14, 2012	By: /s/ Arthur Barchenko

Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer; principal executive officer, and principal financial and accounting officer)

