Form 10-K
period 2012-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2012-10-15
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of October 15, 2012, there were 11,767,146 outstanding shares of the registrant's common stock. The aggregate market value of the shares of the registrant's common stock held by non-affiliates was $1,233,260 on December 30, 2011. Such market value was calculated using the closing price of the common stock on the OTC Bulletin Board on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of Form 10-K is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be filed on or before October 26, 2012.

ii

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS FOR CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; ONGOING DELAYS BY FEDERAL AGENCIES OF APPROVED PROJECTS; CASH FLOW IMPACT ARISING FROM DISPUTE WITH PRIME CONTRACTOR; AND BELIEF IN THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

iii

PART I

Item 1. Business

Overview

Electronic Control Security Inc. (“ECSI” or the “Company” or “we” or “us”) designs, manufactures and supplies stand-alone and fully integrated state-of-the-art entry control and perimeter intrusion detection systems for the Department of Defense, Department of Energy, nuclear power stations, and various international customers. We offer U.S. Air Force certified technology and a comprehensive services portfolio that includes: site survey/risk assessment, design & engineering, systems manufacturing and integration, factory acceptance testing, installation supervision, commissioning, operations and maintenance training.

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

Strategic Positioning / Competitive Advantage

ECSI’s design experts are experienced in the various technologies (both mature and emerging) being applied to security challenges in the U.S. and world-wide because they have been intimately involved in developing “turnkey” security systems for U.S. Government facilities (Department of Defense (DoD), Department of Energy (DoE), and Nuclear Regulatory Commission-licensed nuclear facilities.

We believe that our company is strategically positioned to leverage our experience and expertise because of the following:

•	37+ year track record with high customer retention rate;
•	U.S. Air Force certified technology;
•	Best industry warranty – 10 Years on select equipment;
•	General Services Administration (GSA) contract valid through July 2014;
•	SeaPort-e contract valid through July 2014;
•	Competitive Small Business (SB) capable of taking advantage of government solicited Small Business Set-Aside contract opportunities;
•	Strong teaming arrangements with large systems integrators to supply technology and offer design and engineering support services to on multiple current and pending contracts;
•	Award by Space and Naval Warfare Systems Command (“SPAWAR”) on May 2, 2012 affords ECSI a five-year multi-million dollar contract vehicle for DoD project procurement; Separate award by SPAWAR on July 19, 2012, affords ECSI another five-year multi-million dollar contract vehicle for DoD project procurement;
•	$146 million of proposals under evaluation as of June 30, 2012; and
•	World-wide implementation and support through robust domestic and international marketing and distribution network with multiple direct and indirect distribution channels and strategic partnerships; and

We believe that our competitive advantages include the following:

•	providing the highest level of perimeter protection;
•	offering supporting technologies and systems to enable total systems integration;
•	delivering systems that are easy to operate and maintain while providing superior life cycle cost performance;

•	solid credentials in protecting high value targets;
•	best industry warranty
•	superior technologies --- technologies targeted to the specific protected environment, and
•	Interoperability Device Management System (IDMS) offering situational awareness and total system management.

Corporate Mission:

We believe that we have built a solid reputation as a provider of leading-edge, high technology security solutions and services. Our view is shared and supported by the many international government sectors and commercial clients that engage our services and products on a continuing basis.

Our mission is to establish ourselves as a Small Business (SB) prime contractor to take advantage of the small business opportunities that exist today and in the forseeable future. According to published government reports, approximately $1.4 billion was spent last year for small business in the government market. We project that this market sector will continue to grow in the years ahead, and we plan to be an integral part of this program.

To achieve that end we have formed a team of both small and large corporation agreements to support our company in the pursuit of this market. We believe that our past performance and in depth experience as well as that of our teaming partners will place us in a lead position to capture a good share of this market.

Further, ECSI’s intent is to focus on its core products. We will dedicate the necessary resources for research and development and explore opportunities for our currently certified systems to be tested and certified by additional government sponsored agencies in order to open additional markets for these products. We will also explore opportunities for our other (non-certified) systems to be tested and certified by specific government sponsored agencies in order to open new markets for these particular products. ECSI has already begun this initiative. We are currently 9 months in to a 12 month test program and expect additional testing opportunities to begin during the early part of 2013.

Integration Support Services

ECSI has worked with system integrators on various high-threat projects including the World Trade Center in New York City after the first bombing in 1993, Rocky Flats, Golden, CO., Pantex, Amarillo, TX, naval facilities in Washingon, D.C. and Maryland, as well as UNECA’s facility in Addis Ababa, Ethopia. Each of these projects utilized different hardware and software platforms for the Central Alarm Station (CAS) and Secondary Alarm Station (SAS) including Livermore Argus System at the Pantex Facility.

It is imperative for a facility to have remote devices and subsystems integrated with the hardware and software at the CAS and SAS. The inherent design of an interoperable device management system (IDMS) lends itself to integrate with any of the remote devices and sub-systems that will be selected for a Perimeter Intrusion Detection and Assessment System (PIDAS). Based on our experience in system design, application, commissioning, training and operation, the integration of the various technologies proceeds in a seamless manner.

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

Security Industry Overview

The Security Institute of America estimates that the worldwide market for security products and services in 2013 will exceed $9.5 billion. The industry encompasses a wide ranging, highly fragmented group of products and service providers which includes entities that market comprehensive security systems and offer security consulting services, such as dealers/installers, small single product companies, equipment manufacturers, and large systems integrators. We believe the security industry will continue to grow rapidly because:

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

Products, Systems and Technologies

The services and technologies required to create a secure environment must address the entire range of security concerns that challenge government and commercial institutions, including the protection of personnel and physical assets.

Our Integrated Security Solutions are comprised of one or more subsystems and components that perform a variety of security functions for a facility with a single Command and Control Center and, in certain cases, a back up Command & Control Center that incorporates many of our systems integrated with legacy and Government or owner furnished technologies.

Product Focus

Automated Entry Control System (AECS) automated vehicle/personnel gate system consisting of Radio Frequency Identification (RFID) to read vehicle tags, license plate cameras (front & rear), personnel card readers (e.g., proximity, barcode) and keypad, intercom and camera, anti-tailgating sensors, electric gates. Integrated system interfaced with facility’s databases for rapid identification of vehicles/personnel for reasonable traffic flow.

Infrared Perimeter Intrusion Detection(IPID®) U.S. Air Force Certified. Standard with Deparment of Energy and Nuclear Regulatory Commission power stations. System offers an undefeatable barrier of pulsed infrared beams to create multiple intrusion detection zones, each with a range of up to 330 feet. Modular design can be stacked to form an invisible wall that cannot be penetrated without detection.

Fiber Optic Intelligence Detection System FOIDS® ® Standard with Department of Energy and several international oil & gas companies. Most advanced fiber optic sensor technology available for fence/wall line perimeter monitoring and intrusion detection. FOIDS® uses single mode fiber optic cable and highly sensitive interferometry technology for intrusion detection along fences and walls up to a zone length of 3.5 miles. The system detects climbing, cutting, and pulling along the fence/wall line. Technology does not use electronics in the field, has a range of over 60km, and uses single mode fiber optic cable.

PTZ Cameras The view of PTZ cameras can be adjusted a number of ways: Human manipulation, motion detection, door contact signals or automatically to a preset pattern. The use of PTZ cameras to automatically track an intruder based on an alarm from another technology provides the best solution.

Day/Night & Thermal Imaging Cameras Highest Rated, all weather environmental enclosures (-40°F to +149°F). High resolution sensor for clear, sharp imagery. Uniformity of picture (no white or dark borders found in other cameras). Smooth transition between extreme temperature differences. No “residue” trailing in picture when camera shifts positioning. Range up to 21Km (13 miles). Built-in video “trip-wire” intelligent motion detection. Full service support, including Maintenance and Repair

ECSI Long Range Day / Night CCTV ECSI’s Long Range Day/Night camera offers imaging systems for any security application where lighting is impractical, too expensive or where long-range performance is required. For border security, port security, and critical infrastructure applications, the system has proven vital to threat detection initiatives.

Vehicle Gate Automation ECSI’s smart gate consists of Radio Frequency Identification (RFID) equipment to read vehicle tags, personnel card readers (e.g., proximity cards, bar-coded information on identification cards and the Access Control Card (ACC), biometric validation, etc.), visual and acoustic devices supplying the Human-Machine Interface to alert the Security Force (SF) team to identification and threat assessment results, a computer-based access control system interfacing with the facility databases.

ECSI Long Range Radar Potential intruders entering oil fields, refineries, bases, or crossing borders can now be detected and monitored remotely using an innovative radar design. The radar systems, named “Area Intrusion Monitoring System” (AIMS) operate with uniquely low power and light weight solid state components.

Water Infrastructure Sensing Equipment (WISE®) Proprietary real-time, on-Line bio/chemical detection and reporting system. Continually monitors water flow for chemical and biological contaminants. Immediately reports out-of-parameter conditions (via e-mail or SCADA) to any number of recipients. Draws sample of contaminated water for further analysis. Offers capability of bypassing of shutting down flow of contaminated water. DoD/EPA tested.

Interoperable Device Management System (IDMS)

Comprehensive interoperability platform for total system management capability. IDMS delivers comprehensive integration of security systems (transparent to the end user); single view of events and incidents (via customized role-specific graphical user interfaces and dashboards); process-driven event management (via graphical workflow tools, response plans and customized alarm stack design); analysis, status and management information (built-in report designers to provide timely and effective reports and statistics on compliance to security policies). Open architecture allows integration of new and legacy systems – ability to monitor and control systems simultaneously through one easy-to-use interface (automated entry control systems, intrusion detection systems, day/night & thermal imaging cameras, etc.) This technology permits the Command Control Communication and Computer (CCC&C) center to operate as the custodial and security nerve center where officers in the center have the ability to perform the IDMS monitoring and control process on one new network.

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

We believe that the technology we offer is qualitatively comparable to or more effective than those offered by our competitors because our products:

•	provide low nuisance and false alarm rates;
•	are reliable in virtually any environmental condition;
•	in many cases can be user specified and adapted to their environment; and
•	are subject to low installation and maintenance costs.

Markets for Our Products

We have identified a number of markets for our products and have developed programs to gain access to those target markets. The U.S. Government, along with many of its agencies and departments, represents a significant market for our products. We are now implementing a proactive marketing program to increase sales of our products to the following U.S. Government agencies, all of which have purchased our products in the past and will continue to be among our top customers. Further, in many instances, laws have been enacted and mandates decreed for compliance with some minimum-security standards. Airport security is a prime example. We target these entities as well as entities where we can demonstrate the need for security measures.

Primary markets that we target include:

•	the U.S. Government, its agencies and departments, including the Department of Defense and the Department of Energy;
•	large industrial facilities, including pharmaceutical companies and major office complexes;
•	energy facilities, including nuclear power stations, utilities, chemical-petrochemical pipelines;
•	foreign/export opportunities in all of the above-noted target markets.

Our open-ended contract with the General Services Administration (GSA), which has been extended through July 31, 2014, authorizes the U.S. Government and a network of eligible sources to purchase materials and services from us on negotiated and approved prices without having to undergo a full competitive bid. The Company is a technology supplier to the three large system integrators selected for the FPS2 program addressing United States Air Force Bases over the next four years.

Foreign/Export Opportunities. Government operations and private industries in foreign countries are all subject to the same security issues that challenge similar entities in the United States. We, along with our strategic teaming partners and international sales representatives, continue to seek penetration of these major market opportunities, i.e. Kingdom of Saudi Arabia, Qatar, Egypt, Uganda, Ethiopia and Chile.

Marketing

We have developed a multi-tiered marketing plan, allowing us to effectively market products to each of the separate government and industry segments identified as target markets both in the United States and internationally. Our marketing strategy highlights product and support service strengths as they apply to each particular industry.

The primary goals of our marketing strategy are to:

•	Broaden the base of potential clients, domestically and internationally, and
•	Demonstrate the efficacy of our products and support services.

We entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our teaming agreements with these entities afford us added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects and, in turn, support the company on projects we are pursuing as the prime contractor. During fiscal 2011, we entered into teaming and marketing agreements with ITSI, SAIC, Fortis, Calnet, Honeywell, Culmen, ERIS, and Boeing.

During fiscal 2012, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $146,550,000. We anticipate decisions relating to these proposals during fiscal 2013.

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

Business Growth Strategy

Our mission is to establish ourselves as a Small Business (SB) prime contractor to take advantage of the small business set-aside opportunities that exist today and in the foreseeable future.

In order to achieve a sustainable and continuous growth rate, we believe that we must devote additional resources to marketing and product development. Specifically, we have or intend to:

•	Dedicate the necessary resources for research and development and explore opportunities for our currently certified systems to be tested and certified by additional government sponsored agencies in order to open additional markets for these products. We will also explore opportunities for our other (non-certified) systems to be tested and certified by specific government sponsored agencies in order to open new markets for these particular products. ECSI has already begun this initiative. We are currently 9 months in to a 12 month test program and expect additional testing opportunities to begin during the early part of 2013.
•	Expand our global presence. We entered into sales agreements with a number of multi-national companies to represent and support our products in Chile, Kingdom of Saudi Arabia, Africa, India, China, and other Middle East countries.
•	Design and develop new systems. We will continue to develop new security systems to expand our portfolio of proprietary products. We believe that this will help us to open new markets and retain our position as a leading edge provider of technology based security equipment.
•	License new and emerging technologies. We will continue to identify, analyze and acquire new and emerging technologies for application in the security industry. We will seek to acquire technologies that will enhance our existing systems and develop new products.
•	Upgrade existing products. We have and will continue to upgrade existing products by taking advantage of technological advancements to ensure that they remain state-of-the-art.

Customers

We provide products and services to certain customers who maintain their own integration engineering and installation departments. During the past five years we have provided products to approximately 50 nuclear power stations, Department of Energy and other government agencies covering over 220 projects.

Under usual business conditions, given the nature of our customers, products, and support services, we receive relatively large orders for products and services from a relatively small number of customers during any one period. We are committed to expanding our business with each existing customer as well as broadening our customer base. During the fiscal year ended June 30, 2012, there were three customer groups which comprised a significant portion of our revenues. For Fiscal Year 2012, the Department of Defense accounted for 65% of our net revenues, nuclear power stations for 25% and Department of Energy for 5%. For Fiscal Year 2011, the Department of Defense accounted for 60% of our net revenues, nuclear power stations, 33%; and the Department of Energy 5%.

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

Competition is intense among a fragmented and wide ranging group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting, engineering and design firms and others that provide individual elements of a system, in the future against existing or potential competitors.

We believe we are able to sustain our competitive position in the industry because:

•	our principal officers, security analysts, design personnel and sales people have an aggregate of over 250 years of experience in the security industry;
•	we have the ability to analyze security risks, design, engineer and manufacture products customized to a client's requirements;
•	our products address a wide range of security requirements;
•	our products are among the most technologically advanced and the highest quality available;
•	our products are reliable, and relatively easy and inexpensive to install and maintain; and
•	we have been successful in teaming with large multinational companies to market and incorporate our products into their product offerings, thereby contributing to the credibility and efficacy of our products.

Manufacturing

Manufacturing operations are maintained at our facility in Clifton, New Jersey. ECSI operates in a facility having Department of Defense Secret Clearance. The premises consist of 12,500 square feet, including 2,500 administrative and design & engineering, 2,000 inventory, and 8,000 for purchasing, configurable and custom manufacturing (both hardware and software), testing, and quality assurance. ECSI is registered to the ISO 9001:2008 Quality Management System, based on its scope of supply including design, development, commissioning, and servicing of physical security and data communications systems. Activities include the procurement of materials, product assembly and component integration, product assurance, quality control and final testing.

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

We require all employees, consultants and contractors to execute non-disclosure agreements as a condition of employment with or engagement by our company. We cannot be certain, however, that we can limit unauthorized or wrongful disclosures of unpatented trade secret information.

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

During the years ended June 30, 2012 and 2011, we expended $139,322 and $129,722, respectively, on research and development activities.

Product Warranty

IPID® sensors are warranted for ten years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted to the extent of the warranty given by the actual manufacturer. FOIDS® processors are warranted for a ten year period. For the years ended June 30, 2012 and 2011, net expenses attributable to warranties were well below the amounts accrued.

Technology Licensing Arrangements

As we endeavor to design and manufacture the most effective and efficient technology based security solutions, we review and investigate new and emerging technologies that have application in the security industry. Frequently, we seek to incorporate these technologies into our systems. We are party to agreements to use certain proprietary IT and security systems including Meridian Technologies Inc. (for fiber optic networking affording video voice and data over single fiber), You Tech (for day/night pan/tilt/zoom long range infrared/laser illumination with video motion detection capability from two to 20 kilometers), a magnetic fence and/or in-ground sensor system, and Vindicator/Honeywell for data acquisition.

Employees

As of June 30, 2012, we had 19 employees, of whom 18 were full-time employees.

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

We derived approximately 70% and 65% of our revenues for each of the years ended June 30, 2012 and 2011, respectively, from government related contracts on which we serve as a subcontractor.

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

During fiscal 2012, the Company submitted proposals on projects for Department of Defense and Department of Energy facilities and certain nuclear power stations in the United States and southeast Asia valued at approximately $146,550,000. We anticipate decisions relating to these proposals during fiscal 2013.

We anticipate that business from projects outside the United States will comprise an increasing part of our business and, accordingly, we are subject to risks associated with doing business outside the United States.

During the fiscal years ended June 30, 2012 and 2011, we generated approximately 7% and 0%, respectively, of our business from projects outside the United States. We anticipate that the revenue portion from overseas operations will increase significantly during Fiscal 2013 as a percentage of sales. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

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

The security industry is highly competitive and continues to become increasingly so as security issues and concerns have become a primary consideration at both government and private facilities worldwide. Competition is intense among a wide ranging and fragmented group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting firms, engineering and design firms and others that provide individual elements of a system, some of which are larger than we are and possess significantly greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products that meet customer requirements or are otherwise superior to our products and may be able to more effectively market their products than we can because of the financial and personnel resources. We cannot assure investors that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially and adversely affected.

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

Management believes that our currently available cash resources, as well as anticipated revenue from firm purchase orders will allow us to meet our operating requirements through fiscal 2013. However, it is conceivable that we may raise additional funds to support strategic acquisitions and/or joint venture opportunities, and/or to satisfy any additional significant purchase orders that it may receive.  If and or when additional capital is required there are no assurances that we will be successful in obtaining additional required capital on reasonable terms and conditions.

Risks Relating to Our Common Stock

We have outstanding two classes of preferred stock which have preference over the common stock as to dividends and liquidation distributions, among other preferential rights.

As of the date hereof, we have issued and outstanding 300,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 645 shares of Series B Preferred Stock (which together with the Series A Preferred Stock is referred to as the “Preferred Stock”). The Preferred Stock affords holders a preference to assets upon liquidation, a cumulative annual dividend and is convertible into shares of common stock, all of which rights impact the outstanding shares of common stock. The Preferred Stock's right to annual dividends makes less likely the possibility that we will declare dividends on the common stock. In the event of a liquidation of the Company's assets, holders of Preferred Stock will have a right to receive as a liquidation payment any remaining assets of the Company prior to any distributions to holders of the common stock and the holders of the Preferred Stock may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights. In addition, holders of common stock will suffer dilution upon any conversion of the Preferred Stock which could reduce the market value of the common stock.

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

Our executive officers, directors and principal stockholders control approximately 29% of our currently outstanding shares of common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

There is an approximate aggregate of 11.8 million shares of our common stock outstanding, some or all of which may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a non-affiliated person who has held restricted shares for a period of six months may, under Rule144, sell into the market shares of our common stock. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights.

Our Certificate of Incorporation authorizes the issuance of up to approximately an additional 3,898,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue a series of preferred stock with dividends, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

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

Item 3. Legal Proceedings

ECSI International, Inc. v. Lockheed Martin Global Training and Logistics. On March 7, 2012, we, through our wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended Complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. Lockheed Martin has indicated that it may file counterclaim against ECSI International, Inc. seeking reimbursement of approximately $200,000 in costs alleged to have been incurred by Lockheed Martin on the project related to the above amount due to us. We are aggressively pursuing our claim against Lockheed Martin and defending against a counterclaim if one is asserted. Discovery has been proceeding.

We are not involved in any other legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

Item 4. Mine Safety Disclosures

Not Applicable.

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

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on October 3, 2012, was $.05 per share.

	Closing Bid
	High	Low
Fiscal 2012
April 1 – June 30, 2012	$0.20	$0.06
January 1 – March 31, 2012	$0.16	$0.08
October 1 – December 31, 2011	$0.27	$0.15
July 1 – September 30, 2011	$0.26	$0.17

Fiscal 2011
April 1 – June 30, 2011	$0.33	$0.18
January 1 – March 31, 2011	$0.40	$0.31
October 1 – December 31, 2010	$0.44	$0.28
July 1 – September 30, 2010	$0.49	$0.27

As of October 3, 2012, ECSI had 196 holders of record of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop, manufacture and market stand-alone and fully integrated state-of-the-art entry control and perimeter intrusion detection systems for Department of Defense, Department of Energy, nuclear power stations, and various international customers. We offer U.S. Air Force certified technology and a comprehensive services portfolio that includes: site survey/risk assessment, design & engineering, systems manufacturing and integration, factory acceptance testing, installation supervision, commissioning, operations and maintenance training.

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

Our mission is to establish ourselves as a Small Business (SB) prime contractor to take advantage of the small business opportunities that exist today and in the forseeable future. To achieve that end we have formed a team of both small and large corporation agreements to support our company in the pursuit of this market. We believe that our past performance and in depth experience as well as that of our teaming partners will place us in a lead position to capture a good share of this market.

We entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our teaming agreements with these entities afford us added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects and, in turn, support the company on projects we are pursuing as the prime contractor. During fiscal 2011, we entered into teaming and marketing agreements with ITSI, SAIC, Fortis, Calnet, Honeywell, Culmen, ERIS, and Boeing.

During fiscal 2012, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $146,550,000. We anticipate decisions relating to these proposals during fiscal 2013.

Recent Developments

Our revenues and results from operations for the year ended June 30, 2012 were negatively impacted by the ongoing delays by agencies of the U.S. Government in proceeding with approved projects, funding projects already awarded, and in awarding new contracts. We have invested significant time and personnel resources in fiscal 2012 in providing proposals on future projects, both as a prime contractor (Small Business) and as a subcontractor. We are awaiting the results of the bidding process. Our cash flow and liquidity was also severely impacted with the refusal by Lockheed Martin to pay us for the accounts receivable due from them totaling almost $1 million. These amounts are the subject of litigation, as described in Item 3 of this Annual Report on Form 10-K.

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

Accounting for Income Taxes — We record a valuation allowance to our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $2,055,821 has been recorded against our deferred tax assets at June 30, 2012.

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

Results of Operations

Year Ended June 30, 2012 (“Fiscal 2012 Period”) Compared to Year Ended June 30, 2011 (“Fiscal 2011 Period”)

Revenues. We had net revenues of $2,216,082 for the Fiscal 2012 Period, as compared to revenues of $3,958,941 for the Fiscal 2011 Period, representing a decrease of approximately 44%. Of the revenues reported in the Fiscal 2012 period, approximately 93% are attributable to domestic projects and 7% are attributable to international projects. The decrease in revenues in the Fiscal 2012 Period is attributable to the delays encountered by the Government related contract awards, Requests for Proposals (“RFP’s”) and task order awards. The Government has delayed the review and approval process which has had a further negative impact on sales for Fiscal 2012.

Gross Margins. Gross margins for the Fiscal 2012 Period were 9% of revenue as compared to 50% of revenue for the Fiscal 2011 Period. The decrease in gross margins is primarily attributable to the reduction in the revenues in the Fiscal 2012 Period and to a change in the order mix of equipment sales and support services. We incurred an increase in material cost as a percentage of revenues due to the change in the mix of sales and support services. We experienced an increase in proposal, design and engineering support service costs as a percentage of revenues due primarily to the lower revenues in the Fiscal 2012 Period.

Research and Development. Research and development expenses were $139,322 in the Fiscal 2012 Period as compared to $129,722 in the Fiscal 2011 Period. Research and development expenses were maintained at previous levels for continued new product development during this period.

Selling, General and Administrative (SG&A). Selling, general and administrative expenses increased in the Fiscal 2012 Period to $1,525,988 from $1,413,240 in the Fiscal 2011 Period primarily because the Fiscal 2012 Period included an allowance for doubtful accounts in the amount of $200,000, partially offset by a decrease in other selling, general and administrative expenses of 6%.

Stock Based Compensation. In the Fiscal 2012 Period, we granted stock options to directors and employees that were valued at $96,815 and granted restricted stock to employees valued at $24,850. In the 2011 Period, we did not issue stock options to our directors or employees. The value of options is amortized over the vesting period of the underlying award. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest Expense. Interest expense in the Fiscal 2012 Period was $72,998 as compared to $1,078 for the Fiscal 2011 Period. Included in interest expense for fiscal 2012 is the interest on the line of credit.

Income Tax Benefit. We recognized a net $130,000 deferred income tax benefit in fiscal 2012 and a $128,000 deferred tax benefit Fiscal 2011. The deferred income tax benefits were recorded based on expectations of that we will utilize a portion of our existing net operating loss carryforwards with future operating earnings. The company and its subsidiaries have net operating loss carryforwards for federal income tax purposes of about $5.7 million expiring in 2023 – 2032 and about $4.3 million for state income tax purposes expiring in 2013 – 2032.

Net Profit/Loss. Net loss before dividends for the Fiscal 2012 period was $(1,531,773) as compared to a net profit of $530,130 in Fiscal 2011.

Dividends Related to 10% Series B Convertible Preferred Stock.

We recorded dividends totaling $149,506 on our Series B Convertible Preferred Stock in Fiscal 2012 and $148,564 in Fiscal 2011. In lieu of a cash payment, we have elected, under the terms of the agreement whereby these securities were sold, to add this amount to the stated value of the Series B Convertible Preferred Stock. In the second half of Fiscal 2012, holders of 146 shares, 18% of the number outstanding, converted their preferred shares into common shares.

These dividends are non-cash and, therefore, have no impact on our net worth or cash flow.

Liquidity and Capital Resources

Our cash flow has been adversely impacted by the refusal of Lockheed Martin to forward to us proceeds ot accounts receivables payable to us. This matter is currently the subject matter of litigation initiated by us and discussed further above in Item 3 of this Annual Report in From 10-K. Nonetheless, we believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next twelve months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase order that we may receive.  At the present time, we have no commitments or assurances of additional revenue beyond the firm purchase orders we have received. We have held discussions with various parties in order to raise additional funds through debt or equity issuance; to date we have not entered into any agreements.

At June 30, 2012, we had working capital of about $501,000 compared to $1.8 million at June 30, 2011. Net cash used by operating activities for Fiscal 2012 was $520,125 as compared to net cash provided by operating activities of $33,480 for Fiscal 2011.

Inventory increased by $16,991 in Fiscal 2012. However, we anticipate a decrease during the first half of Fiscal 2013 for shipments on committed projects that have been or are being released.

Day's sales outstanding (DSO) were approximately 144 days at June 30, 2012 as compared with 97 DSO at June 30, 2011. This increase is due to amounts not yet collected on the receivable from Lockheed Martin, which is subject to legal proceedings described further below.

At June 30, 2012, we had a line of credit with a bank in the amount of $475,000 which we had fully utilized. Due to the net loss in fiscal 2012, we did not meet a covenant of the loan agreement which requires that we have a Minimum Debt Service Coverage Ratio, as defined in the agreement, of 1.1. The bank has provided a waiver of an event of default related to this loan covenant.

Accounts payable and accrued expenses have increased by $647,272 in the Fiscal 2012 Period. This increase is accounts payable and accrued expenses is directly related to the timing of payments due to the delays in collecting the receivable from Lockheed Martin.

Investing activities for Fiscal 2012 were reduced to $24,800 from $357,515 in Fiscal 2011 in order to conserve cash. We do not have any material commitments for capital expenditures going forward.

In Fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a bearing interest at the rate of 8% per annum. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid within the next 12 months. The balances at June 30, 2012 and 2011 were $2,639 and $14,237, respectively.

In September 2011, $94,000 of loans due to officers was converted into common stock. In February 2012, $15,000 of accrued compensation due to an officer was converted into common stock. The amounts due to officers and directors from interest-bearing advances increased in the Fiscal 2012 Period by $104,351 and the accrued compensation and other costs due to officers increased by $225,034. The increases in the amounts due to officers and the conversion of a portion into common stock resulted in additional funds provided to the Company totaling about $438,385.

Discussion of Results, Business Outlook and Identifiable Industry Trends

Spending in the security industry has decreased over the last year as the U.S. Congress has continued to reduce funding homeland security initiatives, including Department of Energy and Department of Defense programs. We expect this trend will continue for the foreseeable future. The Company has pursued more Small Business and international opportunities to offset this reduction. As a result, the level of new proposals continues and our committed backlog, including awards for the U.S. Navy, U.S. Air Force, nuclear power stations, and international projects is one of the largest in our history. We cannot, however, assure you that we will complete any or all of the orders comprising our backlog within the anticipated time frame. Our experience has taught us that all of these anticipated releases and new contracts are subject to cancellation or delay, thus we cannot be certain of the total realized revenue amount of our backlog and do not reference the total dollar amount of our present backlog or submitted proposals.

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

During the Fiscal 2012 period, we submitted bids on 38 new projects for work to be performed at our Clifton, New Jersey facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by customers upon short notice with little or no penalty, as is typical in our industry.

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

Business Outlook

As global economic prospects changed during 2012, proposals and commitments increased due to the need for improved security levels while reducing manpower and maintenance costs. Currently, proposals for new orders continue to grow. However, our historical results have taught us that the release of funds that support proposals may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based purchase orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus, we cannot be certain of the total realized value and revenue which we will generate from proposals and committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments within the next twelve months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. Management does not expect these new standards to significantly impact its consolidated financial statements.

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

In September 2011, the FASB amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment”. This update simplifies how entities test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The provisions of this update are effective for annual impairment tests performed for fiscal years beginning after December 15, 2011. Management does not expect these new standards to significantly impact its consolidated financial statements.

In December 2011, the FASB amended ASC 220, “Comprehensive Income,” with ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. This update defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. The provisions of this update are effective for fiscal years beginning after December 15, 2011. Management does not expect these new standards to significantly impact its consolidated financial statements.

In July 2012, the FASB amended ASC 350, “Intangibles — Goodwill and Other,” with ASU 2011-08, “Testing Goodwill for Impairment”. This update reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The provisions of this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect these new standards to significantly impact its consolidated financial statements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our President and Chief Executive Officer (who also serves as our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and Chief Financial officer have concluded that our disclosure controls and procedures were effective.

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

The Company’s management, including our principal executive officer and our principal financial and accounting officer, does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control -  Integrated Framework , our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On July 5, 2012, we appointed Daryl K. Holcomb as our Chief Financial Officer. Prior to his appointment as our Chief Financial Officer, Mr. Holcomb, age 61, was employed by RCLC, Inc. (formerly known as Ronson Corporation) from September 1988 through October 2011. Mr. Holcomb served as Vice President and Chief Financial Officer of Ronson from 1995 through 2011. From 1988 through 1995, Mr. Holcomb was the Corporate Controller of Ronson. Ronson was a publicly-held company that, during Mr. Holcomb’s employment, manufactured and distributed consumer products, provided aircraft services as a fixed-base operator, and manufactured hydraulic and pneumatic components for the aircraft industry. From October 2011 through June 2012, Mr. Holcomb was self-employed, providing accounting services to several organizations, including to us. There are currently no compensation arrangements between the Company and Mr. Holcomb.

PART III

The information called for by Items 10, 11, 12, 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 2012 and such information is incorporated herein by reference.

Item 15. Exhibits

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation of Electronic Control Security Inc.	1
3.2	Certificate of Amendment to Certificate of Incorporation of Electronic Control Security Inc.	2
3.3	Certificate of Amendment to Certificate of Incorporation	3
3.4	By-Laws of Electronic Control Security Inc.	1
3.5	Certificate of Incorporation of SEM Consultants III, Inc.	1
3.6	By-Laws of SEM Consultants III, Inc.	1
3.7	Certificate of Incorporation of ECSI International, Inc.	1
3.8	By-Laws of ECSI International, Inc.	1
3.9	Certificate of Incorporation of ECSI FOIDS, Inc.	1
3.10	By-Laws of ECSI FOIDS, Inc.	1
3.11	Certificate of Incorporation of ECSI-DSA, Inc.	1
3.12	By-Laws of ECSI-DSA, Inc.	1
3.13	Memorandum of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
3.14	Articles of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
4.1	Form of Common Stock Purchase Warrant issued June 30, 2004	3
4.2	Form of Common Stock Purchase Warrant issued January 13, 2006	4
4.3	Form of Senior Secured Convertible Debenture due January 11, 2009.	4
4.4	Registration Rights Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
10.1	Lease Agreement with 580 Brighton Road Associates for space in Clifton, New Jersey.	1
10.2	Securities Purchase Agreement dated June 30, 2004.	3
10.3	Registration Rights Agreement dated June 30, 2004.	3
10.4	Securities Purchase Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the purchasers named therein.	4
10.5	Security Agreement, dated January 11, 2006, by and among Electronic Control Security Inc. and the investors specified therein.	4
10.6	Drawdown Equity Financing Agreement, dated as of February 8, 2011 by and between Electronic Control Security Inc. Inc. and Auctus Private Equity Fund, LLC.	5
10.7	Registration Rights Agreement, dated as of February 8, 2011 by and between Electronic Control Security Inc. Inc. and Auctus Private Equity Fund, LLC.	5
10.8	Business Loan Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank	6

10.9	Commercial Security Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank	6
10.10	Letter Agreement dated as of June 30, 2010 between Eigerhawk, Ltd. and Electronic Control Security Inc.	7
14.1	Code of Ethics and Business Conduct	4
23.1	Consent of Demetrius & Company, L.L.C.	8
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	8
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	8
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8

* * * *

1.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form 10-SB filed with the Commission on February 16, 2001.
2.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form SB-2 filed with the Commission on June 6, 2002.
3.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on July 1, 2004.
4.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on January 18, 2006
5.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Quarterly Report on Form 10-Q filed with the Commission on February 10, 2011.
6	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2011.
7.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Annual Report on Form 10-K filed with the Commission on September 27, 2011.
8.	Filed as an Exhibit hereto.

SIGNATURES

Pursuant to the requirements of The Exchange Act of 1934 as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.
(Registrant)

By:	/s/ Arthur Barchenko	By:	/s/ Daryl K. Holcomb
	Arthur Barchenko		Daryl K. Holcomb
	Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	October 15, 2012	Date:	October 15, 2012

Person	Capacity	Date
/s/ Arthur Barchenko Arthur Barchenko	President, Chief Executive Officer and Director	October 15, 2012
/s/ Natalie Barchenko Natalie Barchenko	Treasurer and Director	October 15, 2012
/s/ Daryl K. Holcomb	Chief Financial Officer	October 15, 2012
/s/ Edward Snow Edward Snow	Director	October 15, 2012
/s/ Stephen Rossetti Stephen Rossetti	Director	October 15, 2012
/s/ Gordon E. Fornell Gordon E. Fornell	Director	October 15, 2012
/s/ Ronald Thomas Ronald Thomas	Director	October 15, 2012
/s/ Norman Barta Norman Barta	Director	October 15, 2012

ELECTRONIC CONTROL SECURITY INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey

October 12, 2012

Electronic Control Security Inc.

Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$1,403	$7,040
Accounts receivable, net of allowance of $225,000 and $25,000	875,896	1,063,502
Inventories	1,960,667	1,943,676
Current portion of deferred income taxes	143,784	180,000
Other current assets	116,730	125,946
Total current assets	3,098,480	3,320,164

Property, equipment and software development costs - net	295,687	388,090
Intangible assets - net	874,667	950,401
Goodwill	196,962	196,962
Deferred income taxes	508,016	341,800
Other assets	7,263	7,205
	$4,981,074	$5,204,622
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,032,198	$384,924
Due to officers and shareholders	1,025,439	696,054
Short-term debt	537,500	425,000
Current maturities of long-term debt	2,639	14,237
Total current liabilities	2,597,776	1,520,215

Noncurrent liabilities	-	-

Total liabilities	2,597,776	1,520,215

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $2,205 and $1,997 per share liquidation preference; 2,000 shares authorized, 645 and 791 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,967,146 and 10,529,911 shares issued; 11,867,146 and 10,429,911 shares outstanding	11,967	10,530
Additional paid-in capital	13,716,268	13,337,534
Accumulated deficit	(11,342,727)	(9,661,448)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	2,383,299	3,684,407

	$4,981,074	$5,204,622

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Operations

	Year
	Ended
	June 30,
	2012	2011

Revenues	$2,216,082	$3,958,941
Cost of revenues	2,008,421	1,984,392

Gross profit (loss)	207,661	1,974,549

Research and development	139,322	129,722
Selling, general and administrative expenses	1,525,988	1,413,240
Stock based compensation	121,665	31,041

Income (loss) from operations	(1,579,314)	400,546

Other expenses (income)
Interest expense	72,998	1,078
Interest income	-	(3,262)
Other	-	600

Total other expenses (income)	72,998	(1,584)

Income (loss) before income taxes	(1,652,312)	402,130

Income tax expenses (benefits)	(120,539)	(128,000)

Income (loss) before dividends	(1,531,773)	530,130

Dividends related to convertible preferred stock	149,506	148,564

Net income (loss) attributable to common shareholders	$(1,681,279)	$381,566

Net income (loss) per share:
Basic	$(0.15)	$0.04
Diluted	$(0.15)	$0.04

Weighted average number of common shares and equivalents:
Basic	11,123,708	10,404,884
Diluted	11,123,708	10,589,115

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Cash Flows

	Year
	Ended
	June 30,
	2012	2011

DECREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss) before deemed dividends	$(1,531,773)	$530,130
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	192,940	193,279
Deferred income taxes	(130,000)	(128,000)
Increase in allowance for doubtful accounts	200,000	-
Increase in inventory reserve	-	65,000
Stock based compensation	121,665	31,041
Issuance of shares in repayment of amounts owed	-	19,076
Loss on disposal of intangible assets	-	600
Increase (decrease) in cash attributable to changes in
Accounts receivable	(12,394)	869,408
Inventories	(16,991)	(133,433)
Other current assets	9,216	39,908
Accounts payable and accrued expenses	647,272	(1,455,110)
Other assets	(60)	1,581

Net cash provided by (used in) operating activities	(520,125)	33,480

Cash flows from investing activities:
Acquisition of property plant and equipment	(24,800)	(357,515)

Net cash used in investing activities	(24,800)	(357,515)

Cash flows from financing activities:
Proceeds from line of credit and short term loans	112,500	425,000
Principal payments on 8% convertible debentures	-	(100,000)
Payments on debt	(11,598)	(29,517)
Increase (decrease) in due to officers	438,385	(132,873)

Net cash provided by (used in) financing activities	539,287	162,610

Net decrease in cash and cash equivalents	(5,638)	(161,425)

Cash and cash equivalents at beginning of period	7,040	168,465

Cash and cash equivalents at end of period	$1,402	$7,040

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$24,164	$58,306
Taxes	$4,894	$2,230

Supplemental disclosures of noncash financing activities:
Exercise price of stock options paid via reduction in shareholder loans	$-	$33,500
Conversion of shareholders' loans to common stock	$94,000	$-
Conversion to common stock of amount due to officer	$15,000	$-

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Changes in Shareholders Equity

	Series A Convertible		Series B 10% Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Total	Income (Loss)

Balances at July 1, 2010	300,000	3,000	791	1	10,259,259	10,259	13,105,624	(10,043,014)	4,790	(10,000)	3,070,660	(382,858)

Stock options exercised					200,000	200	33,300				33,500

Stock issued to convertible debentures holders					70,652	71	19,005				19,076

Dividend on preferred stock							148,564	(148,564)			-

Stock based compensation							31,041				31,041

Net income								530,130			530,130	530,130

Balances at June 30, 2011	300,000	3,000	791	1	10,529,911	10,530	13,337,534	(9,661,448)	4,790	(10,000)	3,684,407	530,130

Conversion of preferred stock into common stock			(146)		410,014	410	(410)				-

Stock issued in lieu of amounts payable					672,221	672	108,328				109,000

Dividend on preferred stock							149,506	(149,506)			-

Stock based compensation					355,000	355	121,310				121,665

Net loss								(1,531,773)			(1,531,773)	(1,531,773)

Balances at June 30, 2012	300,000	$3,000	645	$1	11,967,146	$11,967	13,716,268	(11,342,727)	$4,790	(10,000)	$2,383,299	$(1,531,773)

See Notes to Consolidated Financial Statements.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for potentially obsolete or slow-moving inventory is provided based on management’s analysis of inventory aging, inventory levels and future sales forecasts. The Company reserved for $80,000 of finished goods inventory at June 30, 2012 and 2011.

Property and Equipment and Depreciation

Depreciation is provided for by straight-line and accelerated methods over the estimated useful lives of the assets, which vary from three to ten years. Cost of repairs and maintenance are charged to operations in the period incurred.

Software Development Costs

Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be five years. There were no software development costs capitalized in the year ended June 30, 2012.

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company's common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of the Company's common stock, including common stock equivalents outstanding.

Certain common shares consisting of stock options and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the years ended June 30, 2012 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Year Ended June 30,
	2012	2011

Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	11,123,708	10,404,884

Effect of dilutive stock options	46,140	184,231

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	11,169,848	10,589,115

For the year ended June 30, 2012, there were outstanding potential common equivalent shares of 3,957,153 compared to 4,577,107 for the year ended June 30, 2011, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

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

Cash and Cash Equivalents

The Company considers all deposits with an original maturity of three months or less to be cash equivalents.

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

Revenue Recognition

The Company recognizes product revenue at the time of shipment. Revenues from consulting and design services are recognized at the time the services are rendered. Revenue under contracts with periods of performance of greater than one year is recognized utilizing the percentage of completion method. The Company had no contracts at June 30, 2012, with durations of more than one year.

The Company also provides professional and technical services under specific contracts, based on a time and material plus fixed profit basis. Revenue on these contracts are recognized to the extent of costs incurred plus a proportionate amount of profit earned. Contract costs including indirect costs are subject to audit by agencies of the United States Government. Management believes future adjustments, if any, from government cost audits will not have a material effect on the financial statements.

Warranty Reserve

All of the Company’s products carry a warranty and the Company maintains a reserve for warranty work based on historical experience and anticipation of possible warranty work. IPID® sensors are warranted for ten years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted to the extent of the warranty given by the actual manufacturer. FOIDS® processors are warranted for a ten year period. For the years ended June 30, 2012 and 2011, net expenses attributable to warranties were well below the amounts accrued.

Research and Development

Research and development expenditures are expensed as incurred. Research and development costs for the years ended June 30, 2012 and 2011 amounted to $139,322 and $129,722, respectively.

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

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. The Company incurred $4,800 in advertising costs for the year ended June 30, 2012, and did not incur advertising costs for the year ended June 30, 2011.

Shipping and Handling

Shipping and handling costs are recorded as costs of revenues and are approximately $25,700 and $21,400 for the years ended June 30, 2012 and 2011, respectively

Stock Based Compensation

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

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Recent Pronouncements

In December 2010, the FASB amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. Management does not expect these new standards to significantly impact its consolidated financial statements.

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

In September 2011, the FASB amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment”. This update simplifies how entities test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.

The provisions of this update are effective for annual impairment tests performed for fiscal years beginning after December 15, 2011. Management does not expect these new standards to significantly impact its consolidated financial statements.

In December 2011, the FASB amended ASC 220, “Comprehensive Income,” with ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. This update defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. The provisions of this update are effective for fiscal years beginning after December 15, 2011. Management does not expect these new standards to significantly impact its consolidated financial statements.

In July 2012, the FASB amended ASC 350, “Intangibles — Goodwill and Other,” with ASU 2011-08, “Testing Goodwill for Impairment”. This update reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The provisions of this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect these new standards to significantly impact its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Reclassifications

Certain items in prior year’s information have been reclassified to conform to the current year’s presentation.

Note 3 - Inventories

Inventories at June 30, 2012 and 2011 consisted of the following:

	2012	2011

Raw materials	$281,021	$470,259
Work-in-process	277,570	243,344
Finished goods	1,482,076	1,310,073
Subtotal	2,040,667	2,023,676
Allowance	(80,000)	(80,000)
	$1,960,667	$1,943,676

Note 4 – Property, Equipment and Software Development Costs

Property, equipment and software development costs at June 30, 2012 and 2011 consisted of the following:

	2012	2011

Furniture and fixtures	$54,032	$54,032
Machinery and equipment	1,064,182	1,042,572
Improvements	23,008	23,008
Software	116,914	113,724
Software development costs	163,896	163,896
	1,422,032	1,397,232
Less: accumulated depreciation and amortization	1,126,345	1,009,142
	$295,687	$388,090

Depreciation and amortization expense was $117,204 and $111,811 for the years ended June 30, 2012 and 2011, respectively.

Note 5 – Intangibles

	June 30, 2012		June 30, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Licenses	$50,000	$50,000	$50,000	$50,000
Patent	852,793	343,726	852,793	296,855
Trademarks	577,263	211,663	577,263	182.800
Other	8,881	8,881	8,881	8,881

	$1,488,937	$614,270	$1,488,937	$538,536

Amortization expense charged to operations was $75,735 and $81,468 for the years ended June 30, 2012 and 2011, respectively. Future annual amortization expense for the licenses and other intangible assets is expected to be approximately $75,700 each year for the patents and trademarks through 2022, their estimated remaining useful lives.

In January 2009, the Company agreed to release the minority shareholders of its Middle East subsidiary of all claims, including amounts receivable from them in the amount of $149,962 in exchange for their shares in the subsidiary. The Company recorded this additional investment in the subsidiary to Goodwill.

Note 6 – Short-Term Debt

On March 15, 2011, the Company, through its wholly owned subsidiary, ECSI International Inc. (the “Subsidiary”), entered into a revolving line of credit agreement with a financial institution (“Bank”) which allows for borrowings up to $475,000. The line bears interest at a rate of New York prime plus .25%, floating with a floor of 4.5%. The interest rate that the line was subject to at June 30, 2012 was 4.5% per annum. The line of credit requires an annual cleanup and matures on November 15, 2012, at which time the outstanding balance plus any accrued and unpaid interest is due and payable. The outstanding balance was $475,000 at June 30, 2012. Due to the net loss in fiscal 2012, we did not meet a covenant of the loan agreement which requires that we have a Minimum Debt Service Coverage Ratio, as defined in the agreement, of 1.1. The bank has provided a waiver of an event of default related to this loan covenant.

The above credit line is collateralized by Subsidiary’s accounts receivable, inventories and general intangibles and is subject to various financial and non-financial covenants that are measured on a consolidated basis. The Company is the sole guarantor of the line of credit.

On June 21, 2012, the Subsidiary entered into a loan agreement with the Bank for a loan of $62,500 due on July 5, 2012. The loan bore interest at the rate of 5.5%. It was repaid in July 2012.

Note 7 - Long-Term Debt

In fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a note bearing interest at the rate of 8%. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid over the next 12 months. Collateral for the note is the underlying equipment. The balance on the note at June 30, 2012 and 2011 was $2,639 and $14,237, respectively.

Note 8 – Financing Agreement

On February 8, 2011, the Company executed a drawdown equity financing agreement and registration rights agreement (collectively, the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”) pursuant to which, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock, over a term of up to five years commencing from the effective date of a registration statement covering the resale of the shares by Auctus. The registration statement was declared effective in July 2011. The Company did not use the equity financing and, accordingly, no shares were issued to Auctus. On December 13, 2011, the Company terminated the agreement with Auctus, as the Company determined that it would no longer be in its best interest to continue with the equity line.

Note 9 – Due to Officers and Shareholders

These amounts are composed of the following at June 30, 2012 and 2011:

	2012	2011
Interest bearing advances, due on demand	$197,756	$93,405
Accrued compensation and other costs	827,683	602,649
	$1,025,439	$696,054

Note 10 - Income Taxes

The provision for taxes for the year ended June 30, 2012 and 2011 includes the following components:

	2012	2011
Current
Federal	$-	$-
State	9,461	-
Foreign	-	-
	9,461	-
Deferred
Federal	(188,276)	(153,000)
State	58,276	(27,000)
Foreign	-	52,000
	(130,000)	(128,000)

	$(120,539)	$(128,000)

The components of the deferred tax accounts as of June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Net operating loss carryforward	$2,421,787	$1,912,318
Allowance for doubtful accounts	89,865	9,985
Stock based compensation	214,695	215,017
Other	53,919	4,015
	2,780,266	2,141,335
Deferred tax liabilities
Depreciation and amortization	72,645	53,376
Subtotal	2,707,621	2,087,959
Valuation allowance	(2,055,821)	(1,566,159)

Net deferred tax assets	$651,800	$521,800

The valuation allowance at June 30, 2010 was $1,933,527.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

	2012	2011
Expected federal tax at statutory rate	$(612,628)	$86,150
State taxes, net of federal tax effect	(108,057)	15,214
Non deductible expenses	63,685	63,827
Change in valuation allowance	489,662	(367,372)
Other	46,789	74,181
	$(120,539)	$(128,000)

At June 30, 2012, and 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of $5,658,385 and $4,290,709 respectively, expiring through 2032. The Company has foreign net operating loss carryforwards of $608,268 with no expiration date.

At June 30, 2012 and 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2012 and 2011.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2012 tax years generally remain subject to examination by federal and most state tax authorities.

Note 11 - Shareholders’ Equity

Series A Convertible Preferred Stock

In January to March 2002, the Company realized gross proceeds of $2,000,000 from the private placement of 40 Units, each Unit consisting of 25,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) and 12,500 common stock purchase Warrants. The Series A Preferred provides for an annual dividend of $.20 per share, payable quarterly, (payable in cash or shares of common stock valued at $2.00 per share), when, as and if declared by the Board of Directors. Dividends will be paid on a cumulative basis. Each Series A Preferred share was initially convertible at the option of the holder into one common share, commencing 120 days after closing. The conversion ratio is subject to certain adjustments, as defined and has since been adjusted to .88 Series A Preferred shares for one common share. The Series A Preferred shares have a liquidation preference in the amount of $2.00 per share and the Company may redeem them if the common shares have traded at or above $4.00 for a period of twenty consecutive trading days. All of the Warrants issued in connection with this offering have since expired unexercised.

As of June 30, 2012, 700,000 shares of Series A Preferred were converted into a like amount of common stock.

Cumulative but undeclared dividends at June 30, 2012 total approximately $615,000.

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

Equity Incentive Plan

In October 2006, the Board adopted the Equity Incentive Plan, which was approved by the shareholders at the annual meeting of shareholders held in December 2006. The Equity Incentive Plan is intended to succeed the Incentive plan, which expired in September 2006. 2,000,000 shares were reserved for issuance under the Equity Incentive Plan. In December 2010, the Shareholders voted to increase the number of shares issuable thereunder to 4,000,000. The Equity Incentive Plan is administered by the Board of Directors or, at the discretion of the Board, by a committee consisting of at least two directors. The administrating body, whether it be the Board of Directors or a committee of the type described above, is sometimes referred to as the "Committee." The Committee is authorized from time to time to select and to grant awards under the Equity Incentive Plan to such key employees, non-employee directors, and consultants of the Company and its subsidiaries as the Compensation Committee, in its discretion, selects. The Compensation Committee is authorized to delegate any of its authority under the Equity Incentive Plan (including the authority to grant awards) to such executive officers of the Company as it thinks appropriate and is permitted by Rule 16B-3 of the Exchange Act and Section 162(m) of the Code. The Equity Incentive Plan allows for the grant of a number of different types of awards, including incentive and non-statutory stock options, stock appreciation rights, restricted stock grants, performance units, cash payments and other stock-based awards.

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

Option activity for 2012 and 2011 is summarized as follows:

			Weighted
			Average
			Exercise
		Options	Price
Options outstanding, June 30, 2010		1,732,000	$.57

Granted		—
Forfeited		(10,000)	.75
Exercised		(200,000)	.07-.22

Options outstanding, June 30, 2011		1,530,000	$.63

Granted		530,000	.19
Forfeited		(260,000)	.57
Exercised		—
Options outstanding June 30, 2012		1,800,000	$.51
Aggregate intrinsic value		$800

Exercisable at June 30, 2012		1,800,000	$.51

Shares of common stock available for future grant under the plans	1,860,000

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options. No options were exercised in fiscal 2012 and 200,000 options were exercised in fiscal 2011.

The following table summarizes information about stock options outstanding at June 30, 2012.

				Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price

$.07	80,000	6.47	$.07	80,000	$.07
$.17	200,000	7.44	$.17	200,000	$.17
$.19	470,000	9.36	$.19	470,000	$.19
$.21-.22	290,000	5.98	$.22	290,000	$.22
$.75	355,000	4.15	$.75	355,000	$.75
$1.00-1.07	180,000	2.15	$1.02	180,000	$1.02
$1.20	225,000	2.53	$1.20	225,000	$1.20
$.07-$1.20	1,800,000	5.87	$.51	1,800,000	$.51

The fair value of each option grant is estimate on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal years ended June 30, 2012 and 2011, using the Black-Scholes option-pricing:

2012
Risk free interest rate	0.90%
Expected life	9.6
Expected volatility	186.3%
Dividend yield	0%
Weighted-average grant date fair value per share	$0.183

As of June 30, 2012, there was no unrecognized compensation cost related to nonvested options granted as all options have vested.

Note 12 - Concentrations and Economic Dependency

The Company had three customers that accounted for 63%, 7%, and 6% of net revenues for the year ended June 30, 2012, and one customer that accounted for approximately 50% of net revenues for the year ended June 30, 2011. One customer accounted for approximately 85% of the accounts receivable as of June 30, 2012. At June 30, 2012 approximately no accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in financial institutions. At June 30, 2012 and 2011, substantially all of the Company's cash was in two banks. The amount that is federally insured is subject to FDIC's limit of $250,000 per depositor per insured bank. Under the Dodd-Frank Act, beginning December 31, 2010 through December 31, 2012, all non-interest truncation accounts are fully insured, regardless of the balances of the account and the ownership capacity of the funds. The Company did not have balances that exceeded FDIC limits at June 30, 2012 and 2011.

Note 13 – Commitments and Contingencies

Lease Agreements

Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2012 are as follows:

2013	$72,688
2014	74,141
2015	75,624
2016	77,137
2017	78,679
Thereafter	66,655
$444,924

Rent expense under all operating leases was $91,213 and $69,864 for the years ended June 30, 2012 and 2011, respectively.

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

Legal Proceeding

On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended Complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At June 30, 2012, the Company has included in its accounts receivable (prior to allowances) the amount of the actual damages claimed. Lockheed Martin has indicated that it may file counterclaim against ECSI International, Inc. seeking reimbursement of approximately $200,000 in costs alleged to have been incurred by Lockheed Martin on the project related to the above amount due to us. We are aggressively pursuing our claim against Lockheed Martin and defending against a counterclaim if one is asserted. Discovery has been proceeding.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Note 14 – Geographic Data

The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

	U.S.	% of total	Middle East	% of total
For the year ended June 30, 2012
Revenue	$2,054,754	92.72%	$161,328	7.28%
Operating income (loss)	(1,629,548)	(103.13)%	50,234	3.18%
Identifiable assets	4,686,427	94.08%	294,647	5.92%

For the year ended June 30, 2011
Revenue	$3,958,941	100.00%	$—	—
Operating income (loss)	400,131	100.04%	(185)	(0.04)%
Identifiable assets	4,973,225	94.59%	284,647	5.41%

Note 15 – Related Party Transactions

The Company made non-interest bearing advances, due on demand, to a former officer and director of the Company. The balances outstanding at June 30, 2012 and 2011 were $49,765. Refer to Note 10 above for information regarding amounts due to officers and directors of the Company.

