Form 10-K/A
period 2012-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2012-10-25
CIK 803044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Annual Report on Form 10-K for the year ended June 30, 2012 of Electronic Control Security Inc. (the “Company”) filed with the Securities and Exchange Commission on October 15, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data file included as Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

ITEM 15.  EXHIBITS AND REPORTS.

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

ELECTRONIC CONTROL SECURITY INC.
(Registrant)

	By:	/s/ Daryl K. Holcomb
Daryl K. Holcomb
Chief Financial Officer (Principal Financial and Accounting Officer)

	Date:	October 25, 2012