Form 10-Q
period 2012-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2012-11-14
CIK 803044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 9, 2012, Electronic Control Security Inc. had outstanding 13,767,146 shares of common stock, par value $0.001 per share.

INDEX PAGE

Electronic Control Security Inc.

Consolidated Balance Sheets

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$133,088	$1,403
Accounts receivable, net of allowance of $225,000	867,714	875,896
Inventories	1,969,904	1,960,667
Current portion of deferred income taxes	143,784	143,784
Other current assets	96,863	116,730
Total current assets	3,211,353	3,098,480

Property, equipment and software development costs - net	274,277	295,687
Intangible assets - net	855,733	874,667
Goodwill	196,962	196,962
Deferred income taxes	508,016	508,016
Other assets	7,196	7,263
	$5,053,537	$4,981,075
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,105,233	$1,032,198
Due to officers and shareholders	1,138,046	1,025,439
Line of credit	475,000	537,500
Current maturities of debt	2,639	2,639
Total current liabilities	2,720,918	2,597,776

Noncurrent liabilities	-	-

Total liabilities	2,720,918	2,597,776

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $2,261 and $2,205 per share liquidation preference; 2,000 shares authorized, 645 shares issued and outstanding	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 11,967,146 and 11,967,146 shares issued; 11,867,146 and 11,867,146 shares outstanding	11,967	11,967
Additional paid-in capital	13,752,114	13,716,268
Accumulated deficit	(11,429,253)	(11,342,727)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	2,332,619	2,383,299

	$5,053,537	$4,981,075

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Operations

	Three Months
	Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$432,074	$1,114,431
Cost of revenues	200,190	424,781

Gross profit	231,884	689,650

Research and development	24,931	34,506
Selling, general and administrative expenses	239,805	523,135

Income (loss) from operations	(32,852)	132,009

Other expenses (income)
Interest expense	17,826	17,489
Other, net	-	-

Total other expenses (income)	17,826	17,489

Income (loss) before income taxes	(50,678)	114,520

Income taxes	-	(45,000)

Income (loss) before dividends	(50,678)	159,520

Dividends related to convertible preferred stock	35,847	39,816

Net income (loss) attributable to common shareholders	$(86,525)	$119,704

Net income (loss) per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average number of common shares and equivalents:
Basic	11,867,146	10,560,466
Diluted	11,867,146	10,676,375

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Cash Flows

	Three Months
	Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss) before deemed dividends	$(50,678)	$159,520
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,343	51,587
Deferred income taxes	-	(45,000)
Increase in allowance for doubtful accounts	-	200,000
Increase (decrease) in cash attributable to changes in
Accounts receivable	8,182	(544,932)
Inventories	(9,237)	(68,187)
Other current assets	19,867	18,732
Accounts payable and accrued expenses	73,034	214,122
Other assets	67	272

Net cash provided by (used in) operating activities	81,578	(13,886)

Cash flows from investing activities:
Acquisition of property plant and equipment	-	(18,768)

Net cash used in investing activities	-	(18,768)

Cash flows from financing activities:
Proceeds from short-term debt	-	50,000
Payments on short-term debt	(62,500)	-
Payments on long-term debt	-	(7,732)
Increase (decrease) in due to officers	112,607	(15,930)

Net cash provided by financing activities	50,107	26,338

Net increase (decrease) in cash and cash equivalents	131,685	(6,316)

Cash and cash equivalents at beginning of period	1,403	7,040

Cash and cash equivalents at end of period	$133,088	$724

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,561	$16,621
Taxes	$-	$-

Supplemental disclosures of noncash financing activities:
Conversion of shareholders' loans to common stock	$-	$94,000

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

Certain items in prior period information have been reclassified to conform the current year’s presentation.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, par value $0.001 per share, outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common stock equivalents consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three months ended September 30, 2012 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months
	Ended September 30,
	2012	2011
Denominators:
Weighted-average shares outstanding used to compute basic earnings per share	11,867,146	10,560,466

Effect of dilutive stock options	-	115,909
Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	11,867,146	10,676,375

For the three months ended September 30, 2012 and 2011, there were outstanding potential common stock equivalent shares of 4,004,948 and 3,720,195, respectively, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common stock equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:

	September 30,	June 30,
	2012	2012
Raw materials	$309,717	$281,021
Work-in-process	332,408	277,570
Finished goods	1,407,779	1,482,076
Subtotal	2,049,904	2,040,667
Allowance	(80,000)	(80,000)
	$1,969,904	$1,960,667

Note 4 - Due to Officers and Shareholders

These amounts are composed of the following at September 30, 2012 and June 30, 2012:

	September 30	June 30
	2012	2012
Interest bearing advances, due on demand	$189,800	$197,756
Accrued compensation and other costs	948,246	827,683
	$1,138,046	$1,025,439

Note 5 – New Authoritative Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 6 – Financing Agreements

On March 27, 2012, the Company, through its wholly owned subsidiary, ECSI International Inc., and Atlantic Stewardship Bank (the “Bank”) entered an agreement pursuant to which the maturity date for the amounts outstanding under the credit line established in March 2011 has been extended to November 15, 2012. The principal amount outstanding at September 30, 2012 and June 30, 2012 was $475,000. All other terms of the agreements were unchanged.

Note 7 – Legal Proceeding

On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended Complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At September 30, 2012, and June 30, 2012, the Company has included in its accounts receivable (prior to allowances) the amount of the actual damages claimed. Lockheed Martin has indicated that it may file counterclaim against ECSI International, Inc. seeking reimbursement of approximately $200,000 in costs alleged to have been incurred by Lockheed Martin on the project related to the above amount due to us. We are aggressively pursuing our claim against Lockheed Martin and will vigorously defend against a counterclaim if one is asserted. Discovery has been proceeding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes related to those statements. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the Annual Report for the year ended June 30, 2012 on Form 10-K.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our current and future capital needs, uncertainty of capital funding, our clients' ability to cancel contracts with little or no penalty, ongoing delays by federal agencies of approved projects; cash flow impact arising from the dispute with prime contractors; government initiatives to implement Homeland Security measures, the likelihood of completing transactions for which we have entered into letters of intent, the state of the worldwide economy, competition, customers’ ability to pay our invoices within our standard credit terms, and other risks detailed in our Company's most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings. We undertake no obligation to publicly update or revise any forward-looking statements.

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

Recent Developments

Our revenues and results from operations for the year ended June 30, 2012, and the quarter ended September 30, 2012, were negatively impacted by the ongoing delays by agencies of the U.S. Government in proceeding with approved projects, funding projects already awarded, and in awarding new contracts. We have invested significant time and personnel resources in fiscal 2012 in providing proposals on future projects, both as a prime contractor (Small Business) and as a subcontractor. We are awaiting the results of the bidding process. Our cash flow and liquidity continue to be severely impacted with the refusal by Lockheed Martin to pay us for the accounts receivable due from them totaling almost $1 million. These amounts are the subject of litigation, as described in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2012 initiated by us in March 2012.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

REVENUES. We had net revenues for the three months ended September 30, 2012 of $432,074 compared to $1,114,431 in the corresponding period in 2011, representing a decrease of approximately 61%. The decrease in net revenues is primarily attributable to a decrease in deliverable products and support services billings resulting from continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a subcontractor as well as at other customers. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry.

GROSS MARGINS. Gross margins for the three months ended September 30, 2012 were 54% as compared to 62% for the corresponding period in 2011. The decrease in gross margins for the three months is primarily attributable to the decrease in revenues discussed above, substantially offset by a change in the mix of equipment sales and support services billings and a reduction in personnel costs due to the lower revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses were $24,931 for the three months ended September 30, 2012 compared to $34,506 for the corresponding three months in 2011. The reduction in research and development expenses was due to reductions in personnel costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $239,805 for the three months ended September 30, 2012 compared to $523,135 for the corresponding three months in 2011. The decrease in selling, general and administrative expenses during the three months ended September 30, 2012 as compared to the corresponding period in 2011 is primarily attributable to an increase in 2011 in our allowance for doubtful accounts in the amount of $200,000, and to a 25% reduction in the three months of 2012 in other components of the selling, general and administrative expenses, primarily reduced personnel costs.

INCOME (LOSS) FROM OPERATIONS. The loss from operations for the three months ended September 30, 2012 of $(32,852) compared to a profit of $132,009 for the corresponding three months of 2011. The decrease in income from operations during the 2012 period compared to the 2011 period was primarily attributable to the lower revenues, offset by reductions in personnel costs.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK. We recorded dividends totaling $35,847 on our Series B Convertible Preferred Stock in the three months ended September 30, 2012 and $39,816 in the corresponding three months in 2011. The reduction in these dividends is due to conversion in fiscal 2011 of a portion of the outstanding Series B Convertible Preferred Stock. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow has been adversely impacted by the refusal of Lockheed Martin to forward to us the proceeds of accounts receivable payable to us. This matter is currently the subject matter of litigation initiated by us in March 2012 and discussed in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2012. Nonetheless, we believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next 12 months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase orders that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received. We are in discussions with Atlantic Stewardship Bank regarding the existing line of credit, which was fully utilized with a balance of $475,000 at September 30, 2012. The line of credit is due on November 15, 2012.

Our working capital was approximately $490,000 at September 30, 2012 as compared to $501,000 at June 30, 2012. Net cash provided by operating activities for the three months ended September 30, 2012 was $81,578 as compared to about $(13,886) used in operating activities for the corresponding three months in 2011.

Accounts receivable were reduced slightly in the three months ended September 30, 2012. The accounts receivable increased by $544,932 in the three months ended September 30, 2011 due to the delays in payments by Lockheed Martin.

Accounts payable and accrued expenses have increased by $73,034 to $1,105,233 for the three months ended September 30, 2012 as compared to an increase of $169,031 in the corresponding three months in 2011.

In order to conserve our cash resources, we did not purchase any property, plant and equipment during the three months ended September 30, 2012. We do not have any major material commitments for capital expenditures going forward.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the quarter ended September 30, 2012, there was no change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ELECTRONIC CONTROL SECURITY INC.

Date: November 14, 2012	By:

/s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer and principal executive officer)

Date: November 14, 2012	By:

/s/ Daryl Holcomb
Daryl Holcomb
Chief Financial Officer
(principal financial officer and principal accounting officer)

