Form 10-Q
period 2012-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2013-02-14
CIK 803044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 8, 2013, Electronic Control Security Inc. had outstanding 13,867,146 shares of common stock, par value $0.001 per share.

INDEX PAGE

2

Electronic Control Security Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$556	$1,403
Accounts receivable, net of allowance of $225,000	953,676	875,896
Inventories	2,024,040	1,960,667
Current portion of deferred income taxes	143,784	143,784
Other current assets	100,837	116,730
Total current assets	3,222,893	3,098,480

Property, equipment and software development costs - net	253,135	295,687
Intangible assets - net	836,799	874,667
Goodwill	196,962	196,962
Deferred income taxes	525,243	508,016
Other assets	7,264	7,263
	$5,042,296	$4,981,075
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,068,390	$1,032,198
Due to officers and shareholders	1,040,289	1,025,439
Line of credit	475,000	537,500
Current maturities of debt	-	2,639
Total current liabilities	2,583,679	2,597,776

Noncurrent liabilities	-	-

Total liabilities	2,583,679	2,597,776

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $2,261 and $2,205 per share liquidation preference; 2,000 shares authorized, 645 shares issued and outstanding	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 13,967,146 and 11,967,146 shares issued; 13,867,146 and 11,867,146shares outstanding	13,967	11,967
Additional paid-in capital	13,946,864	13,716,268
Accumulated deficit	(11,500,005)	(11,342,727)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	2,458,617	2,383,299

	$5,042,296	$4,981,075

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Operations

	Six Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$854,178	$1,667,000	$422,104	$552,569
Cost of revenues	374,641	886,976	174,451	462,195

Gross profit	479,537	780,024	247,653	90,374

Research and development	46,794	69,011	21,863	34,505
Selling, general and administrative expenses	489,060	860,011	249,255	336,876
Stock based compensation	-	96,815	-	96,815

Loss from operations	(56,317)	(245,813)	(23,465)	(377,822)

Other expenses (income)
Interest expense	42,403	34,518	24,577	17,029
Other, net	1,000	-	1,000	-

Total other expenses (income)	43,403	34,518	25,577	17,029

Loss before income taxes	(99,720)	(280,331)	(49,042)	(394,851)

Income tax expenses (benefits)	(15,040)	-	(15,040)	45,000

Loss before dividends	(84,680)	(280,331)	(34,002)	(439,851)

Dividends related to convertible preferred stock	72,597	80,635	36,750	40,819

Net loss attributable to common shareholders	$(157,277)	$(360,966)	$(70,752)	$(480,670)

Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.04)

Weighted average number of common shares and equivalents:
Basic	12,671,494	10,759,137	13,475,842	10,952,132
Diluted	12,671,494	10,759,137	13,475,842	10,952,132

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Cash Flows

	Six Months
	Ended
	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(84,680)	$(280,331)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	80,419	102,844
Deferred income taxes	(17,227)	-
Increase in allowance for doubtful accounts	-	200,000
Stock based compensation	-	96,815
Increase (decrease) in cash attributable to changes in
Accounts receivable	(77,780)	(78,262)
Inventories	(63,373)	(338,318)
Other current assets	15,893	3,002
Accounts payable and accrued expenses	36,191	258,046
Other assets	(1)	63

Net cash used in operating activities	(110,558)	(36,141)

Cash flows from investing activities:
Acquisition of property plant and equipment	-	(18,768)

Net cash used in investing activities	-	(18,768)

Cash flows from financing activities:
Proceeds from short-term debt	-	50,000
Payments on short-term debt	(62,500)	-
Payments on long-term debt	(2,639)	(11,598)
Increase (decrease) in due to officers	174,850	66,841

Net cash provided by financing activities	109,711	105,243

Net increase (decrease) in cash and cash equivalents	(847)	50,334

Cash and cash equivalents at beginning of period	1,403	7,040

Cash and cash equivalents at end of period	$556	$57,374

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$11,605	$16,155
Taxes	$-	$-

Supplemental disclosures of noncash financing activities:
Conversion of shareholders' loans to common stock	$160,000	$94,000

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

Certain items in prior period information have been reclassified to conform the current year’s presentation.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, par value $0.001 per share, outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common stock equivalents consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the six month and three month periods ended December 31, 2012 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2012	2011	2012	2011
Denominators:
Weighted-average shares outstanding used to compute basic earnings per share	13,475,842	10,952,132	12,671,494	10,759,137

Effect of dilutive stock options	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	13,475,842	10,952,132	12,671,494	10,759,137

For the six months ended December 31, 2012 and 2011, there were outstanding potential common stock equivalent shares of 3,813,948 and 3,774,621, respectively, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common stock equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:

	December 31,	June 30,
	2012	2012
Raw materials	$257,161	$281,021
Work-in-process	398,294	277,570
Finished goods	1,448,791	1,482,076
Subtotal	2,104,040	2,040,667
Allowance	(80,000)	(80,000)
	$2,024,040	$1,960,667

Note 4 - Due to Officers and Shareholders

These amounts are composed of the following at December 31, 2012 and June 30, 2012:

	December 31,	June 30,
	2012	2012
Interest bearing advances, due on demand	$11,983	$197,756
Accrued compensation and other costs	1,028,306	827,683
	$1,040,289	$1,025,439

In October 2012, 2,000,000 shares of common stock were issued to certain officers in consideration of a reduction of $160,000 in interest bearing advances due to those officers.

Note 5 – New Authoritative Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 6 – Financing Agreements

On February 8, 2013, the Company, through its wholly owned subsidiary, ECSI International Inc., and Atlantic Stewardship Bank (the “Bank”) entered an agreement pursuant to which the maturity date for the amounts outstanding under the credit line established in March 2011 has been extended to May 15, 2013, and the interest rate changed to prime plus 1%, with the minimum rate unchanged at 4.5%. The principal amount outstanding at December 31, 2012 and June 30, 2012 was $475,000. All other terms of the agreements were unchanged.

Note 7 – Legal Proceeding

On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended Complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At December 31, 2012, and June 30, 2012, the Company has included in its accounts receivable (prior to allowances) the amount of the actual damages claimed. Lockheed Martin has indicated that it may file counterclaim against ECSI International, Inc. seeking reimbursement of approximately $200,000 in costs alleged to have been incurred by Lockheed Martin on the project related to the above amount due to us. We are aggressively pursuing our claim against Lockheed Martin and will vigorously defend against a counterclaim if one is asserted. Discovery has been proceeding.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our current and future capital needs, uncertainty of capital funding, our clients' ability to cancel contracts with little or no penalty, ongoing delays by federal agencies of approved projects; cash flow impact arising from the dispute with prime contractors; government initiatives to implement Homeland Security measures, the state of the worldwide economy, competition, customers’ ability to pay our invoices within our standard credit terms, and other risks detailed in our Company's most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings. We undertake no obligation to publicly update or revise any forward-looking statements.

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

Our mission is to establish ourselves as a Small Business (SB) prime contractor to take advantage of the small business opportunities that exist today and in the foreseeable future. To achieve that end we have formed a team of both small and large corporation agreements to support our company in the pursuit of this market. We believe that our past performance and in depth experience as well as that of our teaming partners will place us in a lead position to capture a good share of this market.

We entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our teaming agreements with these entities afford us added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects and, in turn, support the company on projects we are pursuing as the prime contractor. During fiscal 2012, we entered into teaming and marketing agreements with ITSI, SAIC, Fortis, Calnet, Honeywell, Culmen, ERIS, and Boeing.

During fiscal 2012, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $146,550,000. We anticipate decisions relating to these proposals during fiscal 2013.

Recent Developments

Our revenues and results from operations for the year ended June 30, 2012, and the three and six month periods ended December 31, 2012, continue to be negatively impacted by the ongoing delays by agencies of the U.S. Government in proceeding with approved projects, funding projects already awarded, and in awarding new contracts. We have invested significant time and personnel resources in fiscal 2012 and to date in fiscal 2013 in providing proposals on future projects, both as a prime contractor (Small Business) and as a subcontractor. We are awaiting the results of the bidding process. No assurance can however, be provided that we will be awarded any projects. Our cash flow and liquidity continue to be severely impacted by the refusal by Lockheed Martin to pay us for the accounts receivable due from them totaling almost $1 million. These amounts are the subject of litigation initiated by us in March 2012, as described in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2012.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTH PERIODS ENDED DECEMBER 31, 2012 COMPARED TO THE SIX AND THREE MONTH PERIODS ENDED DECEMBER 31, 2011

REVENUES. We had net revenues for the six months ended December 31, 2012 of $854,178 compared to $1,667,000 in the corresponding period in 2011, representing a decrease of approximately 49%. Revenues for the three months ended December 31, 2012 were $422,104 compared to $552,569, representing a decrease of approximately 24%. The decreases in net revenues in the six and three month periods ended December 31, 2012 compared to the corresponding periods in 2011 are primarily attributable to a decrease in deliverable products and support services billings resulting from continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a subcontractor as well as at other customers. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry.

GROSS MARGINS. Gross margins for the six months ended December 31, 2012 were 56% as compared to 47% for the corresponding period in 2011 and the gross margins were 59% for the three months ended December 31, 2012 as compared to 16% for the three months ended December 31, 2011. The increase in gross margins for the six and three month periods of 2012 compared to the same periods in 2011 is primarily attributable to a change in the mix of equipment sales and support services billings and a reduction in personnel costs due to the lower revenues, partially offset by the decrease in revenues discussed above.

RESEARCH AND DEVELOPMENT. Research and development expenses were $46,794 and $21,863 for the six and three months ended December 31, 2012, respectively, compared to $69,011 and $34,505 for the corresponding six months and three months, respectively, in 2011. The reduction in research and development expenses was due to reductions in personnel costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $489,060 for the six months ended December 31, 2012 compared to $860,011 for the corresponding six months in 2011. Selling, general and administrative expenses were $249,255 for the three months ended December 31, 2012 compared to $336,876 for the corresponding six months in 2011. The decrease in selling, general and administrative expenses during the six month period ended December 31, 2012 as compared to the corresponding period in 2011 is primarily attributable to an increase in 2011 in our allowance for doubtful accounts in the amount of $200,000. In the six and three month periods ended December 31, 2012 as compared to the same periods in 2011, the other components of the selling, general and administrative expenses decreased by 26% primarily due to reduced personnel costs.

STOCK BASED COMPENSATION. From time to time, we issue stock options to our directors and employees and consultants. In the quarter ended December 31, 2011, we recognized expense for stock based compensation of $96,815. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity. We issued no stock options in the six and three month periods ended December 31, 2012.

LOSS FROM OPERATIONS. The loss from operations for the three months ended December 31, 2012 of $(23,465) compared to a loss of $(377,822) for the corresponding three months of 2011. The decrease in the loss from operations during the three months ended December 31, 2012 compared to the same period in 2011 was primarily attributable to the 2011 increase in the allowance for doubtful accounts of $200,000, the 2011 stock based compensation of $96,815 and to reductions in personnel costs in 2012. The loss from operations for the six months ended December 31, 2012 was $(56,317) compared to a loss of $(245,813) for the corresponding six months of 2011. The decrease in the loss from operations during the six months ended December 31, 2012 period compared to the same period in 2011 was primarily attributable to the 2011 increase in the allowance for doubtful accounts of $200,000, the 2011 stock based compensation of $96,815 and to reductions in personnel costs in 2012. In the six months, these items were partially offset by the higher revenues in the six months of 2011.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK. We recorded dividends totaling $72,597 on our Series B Convertible Preferred Stock in the six months ended December 31, 2012 and $80,635 in the corresponding six months in 2011. The reduction in these dividends is due to conversion in fiscal 2011 of a portion of the outstanding Series B Convertible Preferred Stock. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow has been adversely impacted by the refusal of Lockheed Martin to forward to us the proceeds of accounts receivable payable to us. This matter is currently the subject matter of litigation initiated by us in March 2012 and discussed in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2012. Nonetheless, we believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next 12 months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase orders that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received. We are in discussions with Atlantic Stewardship Bank regarding the existing line of credit, which was fully utilized with a balance of $475,000 at December 31, 2012. These discussions include potentially extending the line of credit or converting it to a term loan. The line of credit is due on February 15, 2013.

Our working capital was approximately $639,000 at December 31, 2012 as compared to $501,000 at June 30, 2012. The increase in working capital was primarily due to the conversion by certain officers of $160,000 in interest bearing loans into common stock. Net cash used in operating activities for the six months ended December 31, 2012 was $(105,097) as compared to $(36,141) used in operating activities for the corresponding six months in 2011.

Accounts receivable increased by similar amounts in the six months ended December 31, 2012 and in the six months ended December 31, 2011.

Accounts payable and accrued expenses have increased by $36,191 to $1,068,390 for the six months ended December 31, 2012 as compared to an increase of $258,046 in the corresponding six months in 2011.

In order to conserve our cash resources, we did not purchase any property, plant and equipment during the six months ended December 31, 2012. We do not have any major material commitments for capital expenditures going forward.

Subsequent Event – Contract Award

On January 17, 2013, we were advised that a contract was awarded to ECSI’s team, of which ECSI is small business prime contractor, for support and technology services to the Department of Defense (“DoD”). The cumulative contract ceiling of the award to include thirteen prime contractors and their respective subcontractors is $249,000,000 over five years. The contract is an Indefinite Delivery Indefinite Quantity (“IDIQ”) contract, and the work to be performed under it will be awarded to the thirteen teams on individual task orders on a competitive basis. With its subcontractors, ECSI has a strong competitive team; however, there is no assurance that ECSI will be awarded work under any task orders on the contract.

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

During the quarter ended December 31, 2012, there was no change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following set forth certain information with respect to all securities sold by us during the three months ended December 31, 2012.

In October 2012, the Company issued 2,000,000 shares of common stock to officers in consideration of the conversion of certain amounts due to them in the aggregate amount of $160,000.

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

ITEM 5. OTHER INFORMATION.

On February 8, 2013, Electronic Control Security Inc. (the “Company”) , through its wholly owned subsidiary, ECSI International Inc. (“the “Subsidiary”), and Atlantic Stewardship Bank (the “Bank”) entered an agreement pursuant to which the maturity date for the amounts outstanding under the credit line established in March 2011 and had been due to mature on February 15, 2013, has been extended to May 15, 2013. The principal amount outstanding is $473,000 as of February 8, 2013. All other terms of the agreements were unchanged.

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

ELECTRONIC CONTROL SECURITY INC.

Date: February 14, 2013	By:

/s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer and principal executive officer)

Date: February 14, 2013	By:

/s/ Daryl Holcomb
Daryl Holcomb
Chief Financial Officer
(principal financial officer and principal accounting officer)

