Form 10-Q
period 2013-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2013-05-15
CIK 803044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

As of May 8, 2013, Electronic Control Security Inc. had outstanding 15,867,146 shares of common stock, par value $0.001 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements

Item 1 - Financial Statements
Consolidated Balance Sheets March 31, 2013 (Unaudited) and June 30, 2012	F-1
Unaudited Consolidated Statements of Operations for the nine and three months ended March 31, 2013 and 2012	F-2
Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012	F-3
Notes to Consolidated Financial Statements	F-4

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4 - Controls and Procedures	7

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	7

Item 6 – Exhibits	7

Signatures	8

2

Electronic Control Security Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$556	$1,403
Accounts receivable, net of allowance of $225,000	813,325	875,896
Inventories	2,034,537	1,960,667
Current portion of deferred income taxes	143,784	143,784
Other current assets	95,947	116,730
Total current assets	3,088,149	3,098,480

Property, equipment and software development costs - net	232,046	295,687
Intangible assets - net	817,866	874,667
Goodwill	196,962	196,962
Deferred income taxes	525,243	508,016
Other assets	7,263	7,263
	$4,867,529	$4,981,075
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,182,369	$1,032,198
Due to officers and shareholders	1,035,046	1,025,439
Line of credit	473,000	537,500
Current maturities of debt	-	2,639
Total current liabilities	2,690,415	2,597,776

Noncurrent liabilities	-	-

Total liabilities	2,690,415	2,597,776

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $2,375 and $2,205 per share liquidation preference; 2,000 shares authorized, 645 shares issued and outstanding	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 15,967,146 and 11,967,146 shares issued; 15,867,146 and 11,867,146 shares outstanding	15,967	11,967
Additional paid-in capital	14,081,722	13,716,268
Accumulated deficit	(11,918,366)	(11,342,727)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	2,177,114	2,383,299

	$4,867,529	$4,981,075

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Operations

	Nine Months		Three Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$936,168	$2,010,970	$81,990	$343,970
Cost of revenues	504,046	1,373,837	129,405	486,861

Gross profit (loss)	432,122	637,133	(47,415)	(142,891)

Research and development	68,657	104,167	21,863	35,156
Selling, general and administrative expenses	758,020	1,169,343	268,960	309,332
Stock based compensation	-	96,815	-	-

Loss from operations	(394,555)	(733,192)	(338,238)	(487,379)

Other expenses (income)
Interest expense	64,574	50,871	22,171	16,353
Other, net	21,000	-	20,000	-

Total other expenses (income)	85,574	50,871	42,171	16,353

Loss before income taxes	(480,129)	(784,063)	(380,409)	(503,732)

Income tax expenses (benefits)	(13,946)	-	(28,986)	-

Loss before dividends	(466,183)	(784,063)	(351,423)	(503,732)

Dividends related to convertible preferred stock	109,455	114,912	36,858	34,277

Net loss attributable to common shareholders	$(575,638)	$(898,975)	$(388,281)	$(538,009)

Net loss per share:
Basic	$(0.04)	$(0.08)	$(0.03)	$(0.05)
Diluted	$(0.04)	$(0.08)	$(0.03)	$(0.05)

Weighted average number of common shares and equivalents:
Basic	13,283,204	10,946,107	14,533,813	11,324,157
Diluted	13,283,204	10,946,107	14,533,813	11,324,157

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Cash Flows

	Nine Months
	Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(466,183)	$(784,063)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	120,440	153,009
Deferred income taxes	(17,227)	-
Increase in allowance for doubtful accounts	-	200,000
Stock based compensation	-	96,815
Increase (decrease) in cash attributable to changes in
Accounts receivable	62,571	(161,334)
Inventories	(73,870)	(404,507)
Other current assets	20,783	10,464
Accounts payable and accrued expenses	150,171	672,799
Other assets	-	63

Net cash used in operating activities	(203,315)	(216,754)

Cash flows from investing activities:
Acquisition of property plant and equipment	-	(18,767)

Net cash used in investing activities	-	(18,767)

Cash flows from financing activities:
Proceeds from short-term debt	-	50,000
Payments on short-term debt	(64,500)	-
Payments on long-term debt	(2,639)	(11,598)
Increase (decrease) in due to officers	269,607	190,685

Net cash provided by financing activities	202,468	229,087

Net decrease in cash and cash equivalents	(847)	(6,434)

Cash and cash equivalents at beginning of period	1,403	7,040

Cash and cash equivalents at end of period	$556	$606

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$18,378	$22,013
Taxes	$-	$2,094

Supplemental disclosures of noncash financing activities:
Conversion of amounts due to shareholders and officers to common stock	$260,000	$109,000

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

Certain items in prior period information have been reclassified to conform the current year’s presentation.

New Authoritative Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, par value $0.001 per share, outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common stock equivalents consisting of stock options and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the nine month and three month periods ended March 31, 2013 and 2012.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
Denominators:
Weighted-average shares outstanding used to compute basic earnings per share	14,533,813	11,324,157	13,283,204	10,946,107

Effect of dilutive stock options	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	14,533,813	11,324,157	13,283,204	10,946,107

For the nine months ended March 31, 2013 and 2012, there were outstanding potential common stock equivalent shares of 3,863,092 and 4,179,710, respectively, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common stock equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:

	March 31,	June 30,
	2013	2012
Raw materials	$243,880	$281,021
Work-in-process	358,695	277,570
Finished goods	1,511,962	1,482,076
Subtotal	2,114,537	2,040,667
Allowance	(80,000)	(80,000)
	$2,034,537	$1,960,667

Note 4 - Due to Officers and Shareholders

These amounts are composed of the following at March 31, 2013 and June 30, 2012:

	March 31,	June 30,
	2012	2012
Interest bearing advances, due on demand	$—	$197,756
Accrued compensation and other costs	1,035,045	827,683
	$1,035,045	$1,025,439

In October 2012, 2,000,000 shares of common stock were issued to certain officers in consideration of a reduction of $160,000 in interest bearing advances due to those officers. In March 2013, 2,000,000 shares of common stock were issued to certain officers in consideration of a reduction of $100,000 in amounts due to those officers, composed of $35,000 in interest bearing advances and in $65,000 in other accrued costs due to those officers.

Note 5 – Financing Agreements

On February 8, 2012, the Company, through its wholly owned subsidiary, ECSI International Inc., and Atlantic Stewardship Bank (the “Bank”) entered an agreement pursuant to which the maturity date for the amounts outstanding under the credit line established in March 2011 has been extended to May 15, 2013, and the interest rate changed to prime plus 1%, with the minimum rate unchanged at 4.5%. The principal amount outstanding at March 31, 2013 was $473,000 and at June 30, 2012, was $475,000. All other terms of the agreements were unchanged.

Note 6 – Legal Proceeding

On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the lawsuit seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At March 31, 2013, and June 30, 2012, the Company has included in its accounts receivable (prior to allowances) the amount of the actual damages claimed. Lockheed Martin has indicated that it may file counterclaim against ECSI International, Inc. seeking reimbursement of approximately $200,000 in costs alleged to have been incurred by Lockheed Martin on the project related to the above amount due to us, but, as of the date of this report no such counterclaim has been filed. In July 2012, Lockheed Martin moved to have the matter transferred to the United States District Court in Maryland and, in December 2012, the motion was granted. We filed an appeal with the United States Court of Appeals for the Third Circuit in January 2013, to transfer the matter back to the United District Court in New Jersey. As of the date of the filing of this report, the United States Court of Appeals for the Third Circuit has not ruled on the appeal. Discovery has been proceeding. We are aggressively pursuing our claim against Lockheed Martin and will vigorously defend against a counterclaim if one is asserted.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes related to those statements. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the Annual Report on Form 10-K for the year ended June 30, 2012.

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

We entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our teaming agreements with these entities afford us added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects and, in turn, support the company on projects we are pursuing as the prime contractor. During fiscal 2012 and fiscal 2013, we entered into teaming and marketing agreements with ITSI, SAIC, Fortis, Calnet, Honeywell, Culmen, ERIS, and Boeing.

During fiscal 2013 and fiscal 2012, we submitted proposals on projects for Department of Defense and Department of Energy facilities, certain nuclear power stations in the United States and South Korea, border and pipeline installations in the Middle East and Southeast Asia valued at approximately $146,550,000. We anticipate decisions relating to these proposals during the remainder of fiscal 2013 and during fiscal 2014.

Recent Developments

Our revenues and results from operations for the year ended June 30, 2012, and the nine and three month periods ended March 31, 2013, have continued to be negatively impacted by the ongoing delays by agencies of the U.S. Government in proceeding with approved projects, funding projects already awarded, and in awarding new contracts. We have invested significant time and personnel resources in fiscal 2012 and to date in fiscal 2013 in providing proposals on future projects, both as a prime contractor (Small Business) and as a subcontractor. In that regard, we have been named as an prime contractor on two contracts with the Department of Defense (DoD) and as a subcontractor on two others. We are awaiting the issuances of task orders on these contracts and of the results of the bidding process on the other outstanding proposals. No assurance can, however, be provided that we will be awarded any projects or task orders. Additionally, our cash flow and liquidity continue to be severely impacted by the refusal of Lockheed Martin to pay us for the accounts receivable due from them totaling almost $1 million. These amounts are the subject of litigation initiated by us in March 2012, as described in Item 1 of Part II of this Quaterly Report on Form 10-Q.

Contract Award

On February 14, 2013, we entered into a contract that was awarded to ECSI’s team, of which ECSI is small business prime contractor, for support and technology services to the Department of Defense (“DoD”). The cumulative contract ceiling of the award to include thirteen prime contractors and their respective subcontractors is $249,590,000 over five years. The contract is an Indefinite Delivery Indefinite Quantity (“IDIQ”) contract, and the work to be performed under it will be awarded to the thirteen teams on individual task orders on a competitive basis. With its subcontractors, ECSI has a strong competitive team; however, there is no assurance that ECSI will be awarded work under any task orders on the contract.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTH PERIODS ENDED MARCH 31, 2013 COMPARED TO THE NINE AND THREE MONTH PERIODS ENDED MARCH 31, 2012

REVENUES. We had net revenues for the nine months ended March 31, 2013 of $936,168 compared to $2,010,970 in the corresponding period in 2012, representing a decrease of approximately 53%. Revenues for the three months ended March 31, 2013 were $81,990 compared to $343,970, representing a decrease of approximately 76%. The decreases in net revenues in the nine and three month periods ended March 31, 2013 compared to the corresponding periods in 2012 were primarily attributable to the decrease in deliverable products and support services billings resulting from continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a prime contractor and as a subcontractor as well as at other customers. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry.

GROSS MARGINS. Gross margins for the nine months ended March 31, 2013 were 46% as compared to 32% for the corresponding period in 2012. We had a lower negative gross margin for the three months ended March 31, 2013 as compared to the negative gross margin for the three months ended March 31, 2012. The improvement in gross margins for each of the nine and three month periods ended March 31, 2013 compared to the corresponding periods in 2012 was primarily attributable to a change in the mix of equipment sales and support services billings and a reduction in personnel costs due to the lower revenues, partially offset by the decrease in revenues discussed above.

RESEARCH AND DEVELOPMENT. Research and development expenses were $68,657 and $21,863 for the nine and three months ended March 31, 2013, respectively, compared to $104,167 and $35,156 for the corresponding nine months and three months, respectively, in 2012. The reduction in research and development expenses for the nine and three months periods ended March 31, 2013 compared to the corresponding periods in 2012 was due to reductions in personnel costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $758,020 for the nine months ended March 31, 2013 compared to $1,169,343 for the corresponding nine months in 2012. Selling, general and administrative expenses were $268,960 for the three months ended March 31, 2013 compared to $309,332 for the corresponding nine months in 2012. The decrease in selling, general and administrative expenses during the nine month period ended March 31, 2013 as compared to the corresponding period in 2012 was primarily attributable to an increase in the nine months ended March 31, 2012 in our allowance for doubtful accounts in the amount of $200,000. For the nine months ended March 31, 2013 as compared to the same period in 2012, the other components of the selling, general and administrative expenses decreased by 22% and by 13% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, both primarily due to reduced personnel costs.

STOCK BASED COMPENSATION. From time to time, we issue stock options to our directors and employees and consultants. In the nine months ended March 31, 2012, we recognized expense for stock based compensation of $96,815. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity. We issued no stock options in the nine and three month periods ended March 31, 2013.

LOSS FROM OPERATIONS. The loss from operations for the three months ended March 31, 2013 was $(338,238) compared to a loss of $(487,379) for the corresponding three months of 2012. The decrease in the loss from operations during the three months ended March 31, 2013 compared to the same period in 2012 was primarily attributable to reductions in personnel costs in fiscal 2013 substantially offset by the lower revenues in 2013. The loss from operations for the nine months ended March 31, 2013 was $(394,555) compared to a loss of $(733,192) for the corresponding nine months of 2012. The decrease in the loss from operations during the nine months ended March 31, 2013 compared to the same period in 2012 was primarily attributable to the 2011 increase in the allowance for doubtful accounts of $200,000, the 2011 stock based compensation of $96,815 and to reductions in personnel costs in 2012. In the three and nine month periods, these items were partially offset by the higher revenues in the three and nine month periods of 2013.

OTHER EXPENSE, NET. In the three months ended March 31, 2013, we recorded a loss of $20,000 related to the outcome of litigation with a former employee.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK. We recorded dividends totaling $109,455 on our Series B Convertible Preferred Stock in the nine months ended March 31, 2013 and $114,912 in the corresponding nine months in 2012. The reduction in these dividends is due to conversion in fiscal 2011 of a portion of the outstanding Series B Convertible Preferred Stock. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow continues to be adversely impacted by the refusal of Lockheed Martin to pay to us the amount due on our accounts receivable from Lockheed Martin. This matter is currently the subject matter of litigation initiated by us in March 2012 and discussed in Item 1 of Part II of this Quarterly Report on Form 10-Q. Nonetheless, we believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next 12 months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase orders that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received. We are in discussions with Atlantic Stewardship Bank regarding the existing line of credit, which was fully utilized with a balance of $473,000 at March 31, 2013. These discussions include potentially further extending the line of credit or converting it to a term loan. The line of credit has been extended and is now due on May 15, 2013. There can be no assurance that we will be successful in obtaining a further extension or converting the line of credit into a term loan.

Our working capital was approximately $398,000 at March 31, 2013 as compared to $501,000 at June 30, 2012. The decrease in working capital was primarily due to the net loss substantially offset by conversion by certain officers of $260,000 in amounts due to them into common stock. Net cash used in operating activities for the nine months ended March 31, 2013 was $(203,315) as compared to $(216,754) used in operating activities for the corresponding nine months in 2012.

Accounts receivable decreased by $62,571 in the nine months ended March 31, 2013 compared to an increase in the nine months ended March 31, 2012 of $161,334. Inventories increased by $73,870 in nine months ended March 31, 2013 compared to an increase in the nine months ended March 31, 2012 of $404,507.

Accounts payable and accrued expenses have increased by $150,171 to $1,182,369 for the nine months ended March 31, 2013 as compared to an increase of $672,799 in the corresponding nine months in 2012.

In order to conserve our cash resources, we did not purchase any property, plant and equipment during the nine months ended March 31, 2013. We do not have any major material commitments for capital expenditures going forward.

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

During the quarter ended March 31, 2013, there was no change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In its quarterly report on Form 10-Q for the three months ended March 31, 2012, we first disclosed that in March 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the court deems equitable and proper. In addition, the lawsuit seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At March 31, 2013, and June 30, 2012, the Company has included in its accounts receivable (prior to allowances) the amount of the actual damages claimed. Lockheed Martin has indicated that it may file counterclaim against ECSI International, Inc. seeking reimbursement of approximately $200,000 in costs alleged to have been incurred by Lockheed Martin on the project related to the above amount due to us, but as of the date of this report no such counterclaim has been filed. In July 2012, Lockheed Martin moved to have the matter transferred to the United States District Court in Maryland and, in December 2012, the motion was granted We filed an appeal with the United States Court of Appeals for the Third Circuit in January 2013,to transfer the matter back to the United States District Count in New Jersey. As of the date of the filing of this report, the United States Court of Appeals for the Third Circuit has not ruled on the appeal Discovery has been proceeding. We are aggressively pursuing our claim against Lockheed Martin and will vigorously defend against a counterclaim if one is asserted.

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

ELECTRONIC CONTROL SECURITY INC.

Date: May 15, 2013	By:

/s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer and principal executive officer)

Date: May 15, 2013	By:

/s/ Daryl Holcomb
Daryl Holcomb
Chief Financial Officer
(principal financial officer and principal accounting officer)

