Form 10-K
period 2013-06-30
ELECTRONIC CONTROL SECURITY INC
filed 2013-10-16
CIK 803044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of October 11, 2013, there were 15,867,146 outstanding shares of the registrant's common stock. The aggregate market value of the shares of the registrant's common stock held by non-affiliates was $502,973 on December 31, 2012. Such market value was calculated using the closing price of the common stock as quoted on the OTC Bulletin Board on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of Form 10-K is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be filed on or before October 28, 2013.

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

We believe that our company is strategically positioned to leverage our experience and expertise because of the following:

•	38+ year track record with high customer retention rate;
•	U.S. Air Force certified technology;
•	Best industry warranty – 10 Years on select equipment;
•	General Services Administration (GSA) contract valid through July 2014, which is renewable year to year;
•	SeaPort-e contract valid through July 2014;
•	Competitive Small Business (SB) capable of taking advantage of government solicited Small Business Set-Aside contract opportunities;
•	Strong teaming arrangements with large systems integrators to supply technology and offer design and engineering support services to on multiple current and pending contracts;
•	Award by Space and Naval Warfare Systems Command (“SPAWAR”) on May 2, 2012 affords ECSI a five-year multi-million dollar contract vehicle for DoD project procurement; Separate award by SPAWAR on July 19, 2012, affords ECSI another five-year multi-million dollar contract vehicle for DoD project procurement;
•	$162,750,000; of these, other bidders were awarded $16.0 million and we have been awarded, as the prime contractor or as a subcontractor, contracts with an approximate value of $35.0 million over five years. We anticipate decisions relating to the remainder of these proposals during fiscal 2014; and
•	World-wide implementation and support through robust domestic and international marketing and distribution network with multiple direct and indirect distribution channels and strategic partnerships.

We believe that our competitive advantages include the following:

•	providing the highest level of perimeter protection;
•	offering supporting technologies and systems to enable total systems integration;
•	delivering systems that are easy to operate and maintain while providing superior life cycle cost performance;
•	solid credentials in protecting high value targets;
•	best industry warranty
•	superior technologies — technologies targeted to the specific protected environment, and
•	Interoperability Device Management System (IDMS) offering situational awareness and total system management.

Corporate Mission:

We believe that we have built a solid reputation as a provider of leading-edge, high technology security solutions and services. Our view is shared and supported by the many international government sectors and commercial clients that engage our services and products on a continuing basis.

Our mission is to establish ourselves as a Small Business (SB) prime contractor to take advantage of the small business opportunities that exist today and in the forseeable future. According to published government reports, approximately $2.9 billion was spent last year for small business in the government market. We project that this market sector will continue to grow in the years ahead, and we plan to be an integral part of this program.

To achieve that end we have formed a team of both small and large corporation agreements to support our company in the pursuit of this market. We believe that our past performance and in depth experience as well as that of our teaming partners will place us in a lead position to capture a good share of this market.

Based of this effort, ECSI is confident in the government sector over the next five years based on the contracts that have been awarded and now appear to be finally moving forward, with recent results described below.

On July 10, 2013, ECSI received notice that its prime contractor, ITSI Gilbane Company, on an Access Control Point (ACP) Design-Build bid was awarded a prime contract by the U.S. Army Corps of Engineers valued up to $230 million. The prime contract includes a 24 month base period of performance and three 12-month options. ECSI is awaiting subsequent task orders. As a small business, ECSI will have the opportunity to bid on a small business percentage goal of 51.43% of planned subcontracting dollars that the prime contractor has allocated under this contract. During the base period, $7,200,000 is planned to be subcontracted to ECSI and the other small business on the team. For Option Year 1, 2 and 3 respectively, $3,600,000 is planned to be subcontracted to ECSI and the other small business on the team. ECSI’s performance scope, dependent on task orders, will include site surveys, design and engineering, procurement and fabrication, integration, factory acceptance testing, installation supervision, commissioning, training, and depot level support.

On July 19, 2012, VT Milcom was awarded a prime contract under the SPAWAR National Capital Region (NCR) Security Engineering Support contract. ECSI is a subcontractor to VT Milcom on this contract.

Prior to the NCR award, ECSI was awarded a SeaPort-e prime contract for a wide range of engineering, technical and programmatic services and solutions. Functional areas may include: Engineering, System Engineering and Process Engineering Support; Prototyping, Pre-Production, Model-Making, and Fabrication Support; System Design Documentation and Technical Data Support; Configuration Management (CM) Support; Quality Assurance (QA) Support.

On October 24, 2012, ECSI received a contract worth up to $7.8 million to supply security systems and support services for the U.S. Navy. The contract includes a 5-year period of performance. Anticipated task orders include requirements for electronic security systems (access control systems, intrusion detection systems, surveillance systems, command and control equipment) and support services (design and engineering, fabrication and assembly, systems integration, testing and training, logistics and maintenance support).

As previously announced on February 22, 2013, ECSI was awarded a U.S. Navy prime contract with a contract ceiling of $249,590,000 over a five year period of performance. There are 13 awardees under the contract. While no assurance can be provided, ECSI anticipates capturing at least 10% of the task orders to be issued under this contract. The scope of this contract covers the entire spectrum of non-inherently governmental services and solutions (equipment and services) associated with the full system lifecycle support including research, development, test, evaluation, production and fielding of sustainable, secure, survivable, and interoperable Command, Control, Communications, Computers, Combat Systems, Intelligence, Surveillance, Reconnaissance (C5ISR), information operations, Enterprise Information Services (EIS) and space capabilities.

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

Fiber Optic Intelligence Detection System FOIDS® Standard with Department of Energy and several international oil & gas companies. Most advanced fiber optic sensor technology available for fence/wall line perimeter monitoring and intrusion detection. FOIDS® uses single mode fiber optic cable and highly sensitive interferometry technology for intrusion detection along fences and walls up to a zone length of 3.5 miles. The system detects climbing, cutting, and pulling along the fence/wall line. Technology does not use electronics in the field, has a range of over 60km, and uses single mode fiber optic cable.

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

Interoperable Device Management System (IDMS)

Comprehensive interoperability platform for total system management capability. IDMS delivers comprehensive integration of security systems (transparent to the end user); single view of events and incidents (via customized role-specific graphical user interfaces and dashboards); process-driven event management (via graphical workflow tools, response plans and customized alarm stack design); analysis, status and management information (built-in report designers to provide timely and effective reports and statistics on compliance to security policies). Open architecture allows integration of new and legacy systems – ability to monitor and control systems simultaneously through one easy-to-use interface (automated entry control systems, intrusion detection systems, day/night & thermal imaging cameras, etc.) This technology permits the Command Control Communication and Computer (CCC&C) center to operate as the custodial and security nerve center where officers in the center have the ability to perform the IDMS monitoring and control process on one new network.process.

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

Our open-ended contract with the General Services Administration (GSA), which has been extended through July 31, 2014 and which is renewable year to year, authorizes the U.S. Government and a network of eligible sources to purchase materials and services from us on negotiated and approved prices without having to undergo a full competitive bid. The Company is a technology supplier to the three large system integrators selected for the FPS2 program addressing United States Air Force Bases over the next four years.

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

We entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our teaming agreements with these entities afford us added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects and, in turn, support the company on projects we are pursuing as the prime contractor. During fiscal 2011 through 2013, we entered into teaming and marketing agreements with ITSI, SAIC, Fortis, Calnet, Honeywell, Culmen, ERIS, and Boeing.

During fiscal 2013, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $162,750,000. We anticipate decisions relating to these proposals during fiscal 2014.

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

Under usual business conditions, given the nature of our customers, products, and support services, we receive relatively large orders for products and services from a relatively small number of customers during any one period. We are committed to expanding our business with each existing customer as well as broadening our customer base. During the fiscal year ended June 30, 2013, there were four customer groups which comprised a significant portion of our revenues. For Fiscal Year 2013, the Department of Defense accounted for 45% of our net revenues, nuclear power stations for 10%, Department of Energy for 28%, and foreign customers for 15%. For Fiscal Year 2012, the Department of Defense accounted for 65% of our net revenues, nuclear power stations, 25%; and the Department of Energy 5%.

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

Manufacturing

Manufacturing operations are maintained at our facility in Clifton, New Jersey. ECSI operates in a facility having Department of Defense Secret Clearance. The premises consist of 12,200 square feet, including 2,200 administrative and design & engineering, 2,000 inventory, and 8,000 for purchasing, configurable and custom manufacturing (both hardware and software), testing, and quality assurance. ECSI is registered to the ISO 9001:2008 Quality Management System, based on its scope of supply including design, development, commissioning, and servicing of physical security and data communications systems. Activities include the procurement of materials, product assembly and component integration, product assurance, quality control and final testing.

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

During the years ended June 30, 2013 and 2012, we expended $82,065 and $139,322, respectively, on research and development activities.

Product Warranty

IPID® sensors are warranted for ten years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted to the extent of the warranty given by the actual manufacturer. FOIDS® processors are warranted for a ten year period. For the years ended June 30, 2013 and 2012, net expenses attributable to warranties were well below the amounts accrued.

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

Employees

As of June 30, 2013, we had 15 employees, of whom 14 were full-time employees.

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

Risks Relating to Our Business

Because we depend on U.S. Government contracts, a delay in the completion of the U.S. Government’s budget process could delay procurement of the products, services and solutions we provide and have an adverse effect on our future revenues.

The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being cancelled. We have from time to time experienced a decline in revenues as a result of this annual budget cycle, and we could experience similar declines in revenues from future delays in the budget process. In years when the U.S. Government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, or the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, when supplemental appropriations are required to operate the U.S. Government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.

We derive a substantial amount of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

We derived approximately 72% and 70% of our revenues for each of the years ended June 30, 2013 and 2012, respectively, from government related contracts on which we serve as a subcontractor.

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

During fiscal 2012 and 2013, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $162,750,000. Of these, other bidders were awarded $16.0 million and we have been awarded, as the prime contractor or as a subcontractor, contracts with an approximate value of $35.0 million over five years. We anticipate decisions relating to the remainder of these proposals during fiscal 2014.

We anticipate that business from projects outside the United States will comprise an increasing part of our business and, accordingly, we are subject to risks associated with doing business outside the United States.

During the fiscal years ended June 30, 2013 and 2012, we generated approximately 15% and 7%, respectively, of our business from projects outside the United States. We anticipate that the revenue portion from overseas operations will increase significantly during Fiscal 2014 as a percentage of sales. Our international business operations are subject, generally, to the financial and operating risks of conducting business internationally, including, but not limited to:

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

Our success greatly depends on our ability to retain existing management and attract key technical, sales, marketing, information systems, and financial and executive personnel. We are especially dependent on the continued services of our senior management team and our key marketing personnel. The loss of any of these people could have a materially detrimental effect- on our business. We have not entered into employment agreements with any of these people. We do not maintain key person life insurance on any of our personnel. In addition, we are seeking to engage senior sales staff and if we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

If we are unable to obtain additional funds when needed, we may not be able to fulfill large orders or take advantage of any unforeseen opportunities that may arise.

Management believes that our currently available cash resources, as well as anticipated revenue from firm purchase orders will allow us to meet our operating requirements through fiscal 2014. However, it is conceivable that we may raise additional funds to support strategic acquisitions and/or joint venture opportunities, and/or to satisfy any additional significant purchase orders that it may receive.  If and or when additional capital is required there are no assurances that we will be successful in obtaining additional required capital on reasonable terms and conditions.

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

Our executive officers, directors and principal stockholders control approximately 47% of our currently outstanding shares of common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

There is an approximate aggregate of 16.0 million shares of our common stock outstanding, some or all of which may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a non-affiliated person who has held restricted shares for a period of six months may, under Rule144, sell into the market shares of our common stock. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years.

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

Item 3. Legal Proceedings

ECSI International, Inc. v. Lockheed Martin Global Training and Logistics. On March 7, 2012, we, through our wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended Complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. In Fiscal 2013, Lockheed Martin was granted a motion to have the matter moved from New Jersey to Maryland. We had been aggressively pursuing our claim against Lockheed Martin. However, due to cash flow constraints, we have not pursued our claims against Lockheed Martin in Maryland.

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

	Closing Bid
	High	Low
Fiscal 2013
April 1 – June 30, 2013	$0.17	$0.05
January 1 – March 31, 2013	$0.18	$0.05
October 1 – December 31, 2012	$0.15	$0.04
July 1 – September 30, 2012	$0.12	$0.07

Fiscal 2012
April 1 – June 30, 2012	$0.20	$0.06
January 1 – March 31, 2012	$0.16	$0.08
October 1 – December 31, 2011	$0.27	$0.15
July 1 – September 30, 2011	$0.26	$0.17

As of October 3, 2013, we had 187 holders of record of common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

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

We entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our teaming agreements with these entities afford us added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects and, in turn, support the company on projects we are pursuing as the prime contractor. During fiscal 2011-2013, we entered into teaming and marketing agreements with ITSI, SAIC, Fortis, Calnet, Honeywell, Culmen, ERIS, and Boeing.

During fiscal 2012 and 2013, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $162,750,000. Of these, other bidders were awarded $16.0 million and we have been awarded, as the prime contractor or as a subcontractor, contracts with an approximate value of $35.0 million over five years. We anticipate decisions relating to the remainder of these proposals during fiscal 2014.

Recent Developments

Our revenues and results from operations for the years ended June 30, 2013 and 2012 continue to be negatively impacted by the ongoing delays by agencies of the U.S. Government in proceeding with approved projects, funding projects already awarded, and in awarding new contracts. We have invested significant time and personnel resources in fiscal 2013 and 2012 in providing proposals on future projects, both as a prime contractor (Small Business) and as a subcontractor. We are awaiting the results of the bidding process. Our cash flow and liquidity continue to be severely impacted with the refusal by Lockheed Martin to pay us for the accounts receivable due from them totaling almost $1 million. These amounts are the subject of litigation, as described in Item 3 of this Annual Report on Form 10-K.

On June 28, 2013, one of our wholly-owned subsidiaries amended its previous line of credit agreement with Atlantic Stewardship Bank (“ASB”). Under the terms of the amended loan agreement, the principal balance outstanding on June 28, 2013 will be paid in monthly installments of $5,000 including interest, beginning July 15, 2013 and continuing through May 15, 2015. The remaining outstanding balance is due on June 15, 2015. Under the terms of the amended agreement, the variable interest rate increased to the prime rate plus 1%, with a minimum of 5.875%. The prior line of credit agreement had carried an interest rate of the prime rate plus .25%, with a minimum rate of 4.5%. The previous covenant requiring a minimum debt service coverage ratio was eliminated in the amended agreement.

The above term loan is collateralized by the subsidiary’s accounts receivable, inventories, equipment and general intangibles. As part of the amended agreement, our President and Chief Executive Officer provided a personal guaranty of the amounts due to ASB, up to a maximum of $250,000. Three of our officers executed subordination agreements which subordinated a combined total of $848,040 of amounts due to those officers to amounts due by the subsidiary to ASB. Because these subordinated amounts are not to be paid until ASB has been repaid, the subordinated amounts have been classified as noncurrent liabilities.

Contract Awards

In Fiscal 2013 we were awarded, as the prime contractor or as a subcontractor, several contracts from units of the Department of Defense. These contracts awarded provide that task orders under the contracts will require competitive bids to be submitted by us as those task orders are issued. Through Fiscal 2012 and 2013, we have sought to expand our business both domestically and internationally by continuing to submit proposals in response to Request for Proposals (“RFP’s”).

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

Accounting for Income Taxes — We record a valuation allowance to our deferred tax assets for the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A valuation allowance in the amount of $2,416,226 has been recorded against our deferred tax assets at June 30, 2013.

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

Results of Operations

Year Ended June 30, 2013 (“Fiscal 2013 Period”) Compared to Year Ended June 30, 2012 (“Fiscal 2012 Period”)

Revenues. We had net revenues of $981,700 for the Fiscal 2013 Period, as compared to revenues of $2,216,082 for the Fiscal 2012 Period, representing a decrease of approximately 56%. Of the revenues reported in the Fiscal 2013 period, approximately 85% are attributable to domestic projects and 15% are attributable to international projects. The decrease in revenues in the Fiscal 2013 Period is attributable to the delays encountered by the Government related contract awards, Requests for Proposals (“RFP’s”) and task order awards. The Government has delayed the review and approval process which has had a further negative impact on sales for Fiscal 2013.

Gross Margins. Gross margins for the Fiscal 2013 Period were 17% of revenue as compared to 9% of revenue for the Fiscal 2012 Period. The increase in gross margins is primarily attributable to reductions in costs, primarily personnel costs, in the Fiscal 2013 Period and to a change in the order mix of equipment sales and support services the reduction in the revenues in the Fiscal 2013 Period, partially offset by the lower revenues. We experienced a decrease in proposal, design and engineering support service costs as a percentage of revenues due primarily to the reductions in personnel costs in the Fiscal 2013 Period.

Research and Development. Research and development expenses were $82,065 in the Fiscal 2013 Period as compared to $139,322 in the Fiscal 2012 Period. Research and development expenses were reduced with lower personnel costs during this period.

Selling, General and Administrative (SG&A). Selling, general and administrative expenses decreased in the Fiscal 2013 Period to $1,149,050 from $1,525,988 in the Fiscal 2013 Period primarily because of reductions in personnel costs. Both the Fiscal 2013 Period and the Fiscal 2012 Period included an allowance for doubtful accounts in the amount of $200,000.

Write-off of Goodwill. The Company wrote off goodwill in the Fiscal 2013 Period totaling $196,962.

Stock Based Compensation. In the Fiscal 2012 Period, we granted stock options to directors and employees that were valued at $96,815 and granted restricted stock to employees valued at $24,850. In the 2013 Period, we did not issue stock options to our directors or employees. The value of options is amortized over the vesting period of the underlying award. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest Expense. Interest expense in the Fiscal 2013 Period was $84,032 as compared to $72,998 for the Fiscal 2012 Period.

Other (Income) Expense, Net. Other, Net in the Fiscal Period 2013 included the results of litigation, related to an employment matter incidental to our business, of $20,000, along with $42,398 in legal fees awarded to the plaintiff’s attorney.

Income Tax Benefit. We recognized a net $194,681 deferred income tax benefit in Fiscal 2013 and a $130,000 deferred tax benefit Fiscal 2012. The deferred income tax benefits were recorded based on expectations of that we will utilize a portion of our existing net operating loss carryforwards with future operating earnings. The Company and its subsidiaries have net operating loss carryforwards for federal income tax purposes of about $6.4 million, of which about $120,000 expire in 2017 – 2021, $1.5 million expire in 2022 – 2025, and $4.8 million expire in 2026 – 2033, and about $3.5 million for state income tax purposes expiring in 2014 – 2033.

Net Loss. Net loss before dividends for the Fiscal 2013 period was $1,221,153 as compared to a net loss before dividends of $1,531,773 in Fiscal 2012.

Dividends Related to 10% Series B Convertible Preferred Stock.

We recorded dividends totaling $147,641 on our Series B Convertible Preferred Stock in Fiscal 2013 and $149,506 in Fiscal 2012. In lieu of a cash payment, we have elected, under the terms of the agreement whereby these securities were sold, to add this amount to the stated value of the Series B Convertible Preferred Stock. These dividends are non-cash and, therefore, have no impact on our net worth or cash flow.

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred losses before dividends of $1,221,153 and $1,531,773 in the years ended June 30, 2013 and 2012, respectively. Our cash flow and liquidity have been severely impacted by the refusal by Lockheed Martin to pay us for the accounts receivable due from them totaling nearly $1 million. Atlantic Stewardship Bank (the “Bank”) has converted the prior line of credit to a term loan, and no further borrowings are available under the agreement (refer to note 6 below). Through the years ended June 30, 2013 and 2012, the principal source of funds used to finance the Company’s operations has been advances from officers, shareholders and affiliates and accrued costs due to those parties. There is no assurance that those parties will continue to provide the operating funds. Through Fiscal 2012 and 2013, there were continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a prime contractor and as a subcontractor. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. These factors raise concern about the Company’s ability to continue as a going concern.

We have working capital of approximately $1.003 million and stockholders’ equity of approximately $1.422 million as of June 30, 2013. In June 2013, the Bank converted the prior line of credit into a term loan, due in installments from July 2013 through June 2015. In connection with this agreement with the Bank, three of the Company’s officers agreed to subordinate a total of $848,040 of amounts due to those officers to amounts due by a subsidiary of the Company to the Bank (refer to Notes 6 and 7 below). The classification of the portion of the Bank loan due after June 30, 2014 and the amounts subordinated by the officers resulted in increased the Company’s working capital by $1,288,637. Officers, shareholders and affiliates provided funds in the form of cash advances and deferral of accrued costs and expenses due to them during Fiscal 2013 of $524,412. If we should require financing of our future accounts receivable, we have access to a secured accounts receivable line of credit with Amerisource of approximately $3 million.

In Fiscal 2013 we were awarded, as the prime contractor or as a subcontractor, several contracts from units of the Department of Defense. These contracts awarded provide that task orders under the contracts will require competitive bids to be submitted by us as those task orders are issued. Through Fiscal 2012 and 2013, we have sought to expand our business both domestically and internationally by continuing to submit proposals in response to Request for Proposals (“RFP’s”).

Our ability to continue operations is dependent upon our ability to generate sufficient cash flow either from operations, from continued funds from officers and shareholders or from additional financing. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our cash flow has been adversely impacted by the refusal of Lockheed Martin to forward to us proceeds of accounts receivables payable to us. This matter is currently the subject matter of litigation initiated by us and discussed further above in Item 3 of this Annual Report in From 10-K. Nonetheless, we believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next twelve months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase order that we may receive.  At the present time, we have no commitments or assurances of additional revenue beyond the firm purchase orders we have received. We have held discussions with various parties in order to raise additional funds through debt or equity issuance; to date we have not entered into any agreements.

Inventory decreased by $118,464 in Fiscal 2013 due to utilization of inventory on hand to fill orders received in Fiscal 2013. We anticipate a further decrease during the first half of Fiscal 2014 for shipments to be released.

Accounts receivable, net of the allowance for doubtful accounts decreased to $586,319 at June 30, 2013, as compared to $875,896 at June 30, 2012. The reduction was primarily due to an increase in the allowance for doubtful accounts of $200,000 due to amounts not yet collected on the receivable from Lockheed Martin, which is subject to legal proceedings described further below, and to the lower revenues in Fiscal 2013.

On June 28, 2013, one of our wholly-owned subsidiaries amended its previous line of credit agreement with Atlantic Stewardship Bank (“ASB”). Effective May 15, 2013, under the terms of the amended loan agreement, the principal balance outstanding on June 28, 2013 will be paid in monthly installments of $5,000 including interest, beginning July 15, 2013 and continuing through May 15, 2015. The remaining outstanding balance is due on June 15, 2015. Under the terms of the amended agreement, the variable interest rate increased to the prime rate plus 1%, with a minimum of 5.875%. The prior line of credit agreement had carried an interest rate of the prime rate plus .25%, with a minimum rate of 4.5%. The previous covenant requiring a minimum debt service coverage ratio was eliminated in the amended agreement.

The above term loan is collateralized by Subsidiary’s accounts receivable, inventories, equipment and general intangibles. As part of the amended agreement, the Company’s President and Chief Executive Officer provided a personal guaranty of the amounts due to ASB, up to a maximum of $250,000. Three of the Company’s officers executed subordination agreements which subordinated a combined total of $848,040 of amounts due to those officers to amounts due by the Subsidiary to the ASB. Because these subordinated amounts are not to be paid until ASB has been repaid, the subordinated amounts have been classified as noncurrent liabilities.

Accounts payable and accrued expenses have increased by $110,193 in the Fiscal 2013 Period. This increase in accounts payable and accrued expenses is directly related to the timing of payments due to the delays in collecting the receivable from Lockheed Martin and to the lower revenues.

Investing activities, acquisitions of property, plant and equipment, for Fiscal 2013 were further reduced to $9,000 from an already reduced amount of $24,800 in Fiscal 2012 in order to conserve cash. We do not have any material commitments for capital expenditures going forward.

In Fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a bearing interest at the rate of 8% per annum. As the Company purchased product from the vendor a portion of each invoice will be charged to reduce the note balance. The note was repaid in Fiscal 2013.

In October 2012, $160,000 of amounts due to officers was converted into 2 million shares of common stock. In March 2013, an additional $100,000 of amounts due to officers was converted into 2 million shares of common stock. In June 2013, in connection with the amendment of the loan agreement with ASB, three of the Company’s officers agreed to subordinate a total of $848,080 of amounts due to those officers to amounts due by the subsidiary to ASB. During Fiscal 2013, the total of the amounts due to officers, shareholders and affiliates and subordinated liabilities to officers and shareholders increased to $1,289,851 at June 30, 2013 from $1,025,439 at June 30, 2012. This increase of $264,412 in the amounts due to officers and the conversion of $260,000 into common stock resulted in additional funds provided to the Company totaling about $524,412.

Discussion of Results, Business Outlook and Identifiable Industry Trends

Spending in the security industry has decreased over the last year as the U.S. Congress has continued to reduce funding homeland security initiatives, including Department of Energy and Department of Defense programs. We expect this trend will continue for the foreseeable future. The Company has pursued more Small Business and international opportunities to offset this reduction. As a result, the level of new proposals continues and our committed backlog, including awards for the U.S. Navy, U.S. Air Force, nuclear power stations, and international projects is one of the largest in our history. We cannot, however, assure you that we will complete any or all of the orders comprising our backlog within the anticipated time frame. Our experience has taught us that all of these anticipated releases and new contracts are subject to cancellation or delay, thus we cannot be certain of the total revenue to be realized from our present backlog or submitted proposals.

During the Fiscal 2013 period, we submitted bids on 21 new projects for work to be performed at our Clifton, New Jersey facilities. We cannot be certain that we will be successful in winning any of the bids tendered. Even if we do receive orders, contracts are subject to cancellation by customers upon short notice with little or no penalty, as is typical in our industry.

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

Business Outlook

As global economic prospects changed during 2013, proposals and commitments increased due to the need for improved security levels while reducing manpower and maintenance costs. Currently, proposals for new orders continue to grow. However, our historical results have taught us that the release of funds that support proposals may never be forthcoming. Furthermore, as is customary in the security industry, our contracts are subject to cancellation or delay at any time with little notice or penalty. Government based purchase orders which are subject to legislative appropriations are particularly sensitive to economic and political conditions. Thus, we cannot be certain of the total realized value and revenue which we will generate from proposals and committed orders. We expect to receive releases and task orders for a significant portion of our contract commitments within the next twelve months, although we cannot be certain that we will complete any or all of such orders within the anticipated time frame.

The security industry as a whole has changed. The security market historically has been a product oriented opportunity for manufacturers, both within the United States and internationally. The difficulty the industry traditionally faced has been the ability to develop a standard security platform that would permit systems integrators to design a seamless interface between the multiple products and subsystems required to address threats in high-security environments. We have developed a platform that addresses seamless integration of multiple technologies including legacy and government-furnished equipment. We expect this trend to continue for the foreseeable future, since the demand for integrated platforms has become a necessity.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes, which applies to all entities that have unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (our Fiscal 2015). We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters, which applies to the release of the cumulative translation adjustment into net income, when a parent either sells a part or all of its investment in a foreign entity. The amendments in this update are effective for public companies prospectively beginning after December 15, 2013 (our Fiscal 2015) and interim and annual periods thereafter. We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, which contains amendments to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively, for reporting periods beginning after December 15, 2012 (our interim period beginning January 1, 2013). The adoption of this amendment did not have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvement, which contains amendments to make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012 (our Fiscal 2014). We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASC 350, Intangibles – Goodwill and Other to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. Under that option, an entity would no longer be required to calculate the fair value of the intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (our Fiscal 2014). This update does not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, on comprehensive income presentation to allow an entity the option to present the total of comprehensive income, the components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The adoption of this amendment resulted in the addition of the Consolidated Statements of Comprehensive Income (Loss) to our consolidated financial statements.

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

Our management, including our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control -  Integrated Framework , our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 2013 and such information is incorporated herein by reference.

Item 15. Exhibits

Exhibit No.	Description	Location Reference
3.1	Certificate of Incorporation of Electronic Control Security Inc.	1
3.2	Certificate of Amendment to Certificate of Incorporation of Electronic Control Security Inc.	2
3.3	Certificate of Amendment to Certificate of Incorporation	3
3.4	By-Laws of Electronic Control Security Inc.	1
3.5	Certificate of Incorporation of SEM Consultants III, Inc.	1

3.6	By-Laws of SEM Consultants III, Inc.	1
3.7	Certificate of Incorporation of ECSI International, Inc.	1
3.8	By-Laws of ECSI International, Inc.	1
3.9	Certificate of Incorporation of ECSI FOIDS, Inc.	1
3.10	By-Laws of ECSI FOIDS, Inc.	1
3.11	Certificate of Incorporation of ECSI-DSA, Inc.	1
3.12	By-Laws of ECSI-DSA, Inc.	1
3.13	Memorandum of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
3.14	Articles of Association of ECSI Security Communications, Inc., a Middle East Corporation	2
10.1	Lease Agreement with 580 Brighton Road Associates for space in Clifton, New Jersey.	1
10.2	Securities Purchase Agreement dated June 30, 2004.	3
10.3	Securities Purchase Agreement dated as of January 11, 2006, by and among Electronic Control Security Inc. and the purchasers named therein.	4
10.4	Business Loan Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank	5
10.5	Commercial Security Agreement dated as of March 15, 2011 between ECSI International, Inc. and Atlantic Stewardship Bank	5
10.6	Change in Terms Agreement executed on June 28, 2013 and dated as of May 15, 2013 between ECSI International, Inc. and Atlantic Stewardship Bank	6
10.7	Commercial Security Agreement executed on June 28, 2013 and dated as of May 15, 2013 between ECSI International, Inc. and Atlantic Stewardship Bank	6
14.1	Code of Ethics and Business Conduct	4
23.1	Consent of Demetrius Berkower LLC	7
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	7
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	7
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	7
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	7

* * * *

1.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form 10-SB filed with the Commission on February 16, 2001.
2.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Registration Statement on Form SB-2 filed with the Commission on June 6, 2002.
3.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on July 1, 2004.
4.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Current Report on Form 8-K filed with the Commission on January 18, 2006
5.	Incorporated by reference to such exhibit filed with Electronic Control Security Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2011.
6.	Incorporated by reference to such exhibit filed with Electronic control Security Inc.’s Current Report on Form 8-K filed with the Commission on July 9, 2013
7.	Filed as an Exhibit hereto.

SIGNATURES

Pursuant to the requirements of The Exchange Act of 1934 as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.
(Registrant)

By:	/s/ Arthur Barchenko	By:	/s/ Daryl K. Holcomb
	Arthur Barchenko		Daryl K. Holcomb
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	October 15, 2013	Date:	October 15, 2013

Person	Capacity	Date
/s/ Arthur Barchenko	President, Chief Executive Officer	October 15, 2013
Arthur Barchenko	and Director

/s/ Natalie Barchenko	Treasurer and Director	October 15, 2013
Natalie Barchenko

/s/ Daryl K. Holcomb	Chief Financial Officer and Director	October 15, 2013
Daryl Holcomb

/s/ Edward Snow	Director	October 15, 2013
Edward Snow

/s/ Stephen Rossetti	Director	October 15, 2013
Stephen Rossetti

/s/ Gordon E. Fornell	Director	October 15, 2013
Gordon E. Fornell

/s/ Ronald Thomas	Director	October 15, 2013
Ronald Thomas

/s/ Norman Barta	Director	October 15, 2013
Norman Barta

ELECTRONIC CONTROL SECURITY INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Electronic Control Security Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Control Security, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Demetrius Berkower LLC

Wayne, New Jersey

October 15, 2013

Electronic Control Security Inc.

Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$556	$1,403
Accounts receivable, net of allowance of $425,000 and $225,000	586,319	875,896
Inventories	1,842,203	1,960,667
Current portion of deferred income taxes	167,499	143,784
Other current assets	22,828	116,730
Total current assets	2,619,405	3,098,480

Property, equipment and software development costs - net	219,402	295,687
Intangible assets - net	798,932	874,667
Goodwill	-	196,962
Deferred income taxes	678,981	508,016
Other assets	17,643	7,263
	$4,334,363	$4,981,075
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,142,391	$1,032,198
Due to officers, shareholders and affiliates	441,771	1,025,439
Line of credit	-	537,500
Current maturities of long-term debt	32,418	2,639
Total current liabilities	1,616,580	2,597,776

Noncurrent liabilities
Long-term debt	440,557	-
Subordinated liabilities to officers and shareholders	848,080	-
Other	7,000	-

Total liabilities	2,912,217	2,597,776

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding, respectively	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $2,434 and $2,205 per share liquidation preference; 2,000 shares authorized, 645 shares issued and outstanding	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 15,967,146 and 11,967,146 shares issued; 15,867,146 and 11,867,146 shares outstanding	15,967	11,967
Additional paid-in capital	14,119,909	13,716,268
Accumulated deficit	(12,711,521)	(11,342,727)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,000 shares	(10,000)	(10,000)
Total shareholders' equity	1,422,146	2,383,299

	$4,334,363	$4,981,075

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Operations

	Year
	Ended
	June 30,
	2013	2012

Revenues	$981,700	$2,216,082
Cost of revenues	815,948	2,008,421

Gross profit	165,752	207,661

Research and development	82,065	139,322
Selling, general and administrative expenses	1,149,050	1,525,988
Write-off of goodwill	196,962	-
Stock based compensation	-	121,665

Loss from operations	(1,262,325)	(1,579,314)

Other expenses (income)
Interest expense	84,032	72,998
Other, net	63,398	-

Total other expenses (income)	147,430	72,998

Loss before income taxes	(1,409,755)	(1,652,312)

Income tax benefits	(188,602)	(120,539)

Loss before dividends	(1,221,153)	(1,531,773)

Dividends related to convertible preferred stock	147,641	149,506

Net loss attributable to common shareholders	$(1,368,794)	$(1,681,279)

Net loss per share:
Basic	$(0.10)	$(0.15)
Diluted	$(0.10)	$(0.15)

Weighted average number of common shares and equivalents:
Basic	13,927,420	11,123,708
Diluted	13,927,420	11,123,708

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year
	Ended
	June 30,
	2013	2012

Loss before dividends	$(1,221,153)	$(1,531,773)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-

Comprehensive loss	$(1,221,153)	$(1,531,773)

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Cash Flows

	Year
	Ended
	June 30,
	2013	2012

DECREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before dividends	$(1,221,153)	$(1,531,773)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	161,018	192,940
Deferred income taxes	(194,681)	(130,000)
Increase in allowance for doubtful accounts	200,000	200,000
Write-off of goodwill	196,962	-
Stock based compensation	-	121,665
Increase (decrease) in cash attributable to changes in
Accounts receivable	89,577	(12,394)
Inventories	118,464	(16,991)
Other current assets	93,904	9,216
Accounts payable and accrued expenses	110,193	647,272
Other assets	(3,378)	(60)

Net cash used in operating activities	(449,094)	(520,125)

Cash flows from investing activities:
Acquisition of property plant and equipment	(9,000)	(24,800)

Net cash used in investing activities	(9,000)	(24,800)

Cash flows from financing activities:
Proceeds from short-term debt	-	112,500
Payments on short-term debt	(64,525)	-
Payments on long-term debt	(2,639)	(11,598)
Increase (decrease) in due to officers	524,412	438,385

Net cash provided by financing activities	457,248	539,287

Net decrease in cash and cash equivalents	(846)	(5,638)

Cash and cash equivalents at beginning of period	1,402	7,040

Cash and cash equivalents at end of period	$556	$1,402

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$25,077	$24,164
Taxes	$-	$4,894

Supplemental disclosures of noncash financing activities:
Conversion of amounts due to officers and shareholders into common stock	$260,000	$109,000

See Notes to Consolidated Financial Statements.

Electronic Control Security Inc.

Consolidated Statements of Changes in Shareholders Equity

	Series A Convertible		Series B 10% Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Total

Balances at July 1, 2011	300,000	$3,000	791	$1	10,529,911	$10,530	$13,337,534	$(9,661,448)	$4,790	$(10,000)	$3,684,407

Conversion of preferred stock into common stock			(146)		410,014	410	(410)				-

Stock issued in lieu of amounts payable					672,221	672	108,328				109,000

Dividend on preferred stock							149,506	(149,506)			-

Stock based compensation					355,000	355	121,310				121,665

Net loss								(1,531,773)			(1,531,773)

Balances at June 30, 2012	300,000	3,000	645	1	11,967,146	11,967	13,716,268	(11,342,727)	4,790	(10,000)	2,383,299

Stock issued in lieu of amounts payable					4,000,000	4,000	256,000				260,000

Dividend on preferred stock							147,641	(147,641)			-

Net loss								(1,221,153)			(1,221,153)

Balances at June 30, 2013	300,000	$3,000	645	$1	15,967,146	$15,967	$14,119,909	$(12,711,521)	$4,790	$(10,000)	$1,422,146

See Notes to Consolidated Financial Statements.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses before dividends of $1,221,153 and $1,531,773 in the years ended June 30, 2013 and 2012, respectively. Our cash flow and liquidity have been severely impacted by the refusal by Lockheed Martin to pay us for the accounts receivable due from them totaling nearly $1 million. Atlantic Stewardship Bank (the “Bank”) has converted the prior line of credit to a term loan, and no further borrowings are available under the agreement (refer to note 6 below). Through the years ended June 30, 2013 and 2012, the principal source of funds used to finance the Company’s operations has been advances from officers, shareholders and affiliates and accrued costs due to those parties. There is no assurance that those parties will continue to provide the operating funds. Through Fiscal 2012 and 2013, there were continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a prime contractor and as a subcontractor. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. These factors raise concern about the Company’s ability to continue as a going concern.

The Company has working capital of about $1.003 million and shareholders’ equity of about $1.422 million as of June 30, 2013. In June 2013, the Bank converted the prior line of credit into a term loan, due in installments from July 2013 through June 2015. In connection with this agreement with the Bank, three of the Company’s officers agreed to subordinate a total of $848,040 of amounts due to those officers to amounts due by a subsidiary of the Company to the Bank (refer to Notes 6 and 7 below). The classification of the portion of the Bank loan due after June 30, 2014 and the amounts subordinated by the officers resulted in increased the Company’s working capital by $1,288,597. Officers, shareholders and affiliates provided funds in the form of cash advances and deferral of accrued costs and expenses due to them during Fiscal 2013 of $524,412. If the Company should require financing of its future accounts receivable, the Company has access to a secured accounts receivable line of credit with Amerisource of approximately $3 million.

In Fiscal 2013 the Company was awarded, as the prime contractor or as a subcontractor, several contracts from units of the Department of Defense. These contracts awarded provide that task orders under the contracts will require competitive bids to be submitted by the Company as those task orders are issued. Through Fiscal 2012 and 2013, the Company has sought to expand its business both domestically and internationally by continuing to submit proposals in response to Request for Proposals (“RFP’s”).

The Company’s ability to continue its operations is dependent upon our ability to generate sufficient cash flow either from operations, from continued funds from officers and shareholders or from additional financing. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for potentially obsolete or slow-moving inventory is provided based on management’s analysis of inventory aging, inventory levels and future sales forecasts. The Company has provided a reserve for obsolescence of $80,000 of finished goods inventory at June 30, 2013 and 2012.

Property and Equipment and Depreciation

Depreciation is provided for by the straight-line method over the estimated useful lives of the assets, which vary from three to ten years. Cost of repairs and maintenance are charged to operations in the period incurred.

Software Development Costs

Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be five years. There were no software development costs capitalized in the year ended June 30, 2013.

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company's common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of the Company's common stock, including common stock equivalents outstanding.

Certain common shares consisting of stock options and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the years ended June 30, 2013 and 2012.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Year Ended June 30,
	2013	2012
Denominators:
Weighted-average shares outstanding used to compute basic earnings per share	13,927,420	11,123,708
Effect of dilutive stock options	—	—

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	13,927,420	11,123,708

For the year ended June 30, 2013, there were outstanding potential common equivalent shares of 3,829,006 compared to 3,957,153 for the year ended June 30, 2012, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

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

Revenue Recognition

The Company recognizes product revenue at the time of shipment. Revenues from consulting and design services are recognized at the time the services are rendered. Revenue under contracts with periods of performance of greater than one year is recognized utilizing the percentage of completion method. The Company had no contracts at June 30, 2013, with durations of more than one year.

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

Warranty Reserve

All of the Company’s products carry a warranty and the Company maintains a reserve for warranty work based on historical experience and anticipation of possible warranty work. IPID® sensors are warranted for ten years, under normal use, against defects in workmanship and material from date of installation of the system on the customer's premises. All other components are warranted to the extent of the warranty given by the actual manufacturer. FOIDS® processors are warranted for a ten year period. For the years ended June 30, 2013 and 2012, net expenses attributable to warranties were well below the amounts accrued.

Research and Development

Research and development expenditures are expensed as incurred. Research and development costs for the years ended June 30, 2013 and 2012 amounted to $82,065 and $139,322, respectively.

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

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. The Company, and did not incur advertising costs for the year ended June 30, 2013, and incurred $4,800 in advertising costs for the year ended June 30, 2012.

Shipping and Handling

Shipping and handling costs are recorded as costs of revenues and are approximately $14,272 and $25,700 for the years ended June 30, 2013 and 2012, respectively.

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

Recent Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes, which applies to all entities that have unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (our Fiscal 2015). We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters, which applies to the release of the cumulative translation adjustment into net income, when a parent either sells a part or all of its investment in a foreign entity. The amendments in this update are effective for public companies prospectively beginning after December 15, 2013 (our Fiscal 2015) and interim and annual periods thereafter. We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, which contains amendments to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively, for reporting periods beginning after December 15, 2012 (our interim period beginning January 1, 2013). The adoption of this amendment did not have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvement, which contains amendments to make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012 (our Fiscal 2014). We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASC 350, Intangibles – Goodwill and Other to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. Under that option, an entity would no longer be required to calculate the fair value of the intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (our Fiscal 2014). This update does not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, on comprehensive income presentation to allow an entity the option to present the total of comprehensive income, the components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The adoption of this amendment resulted in the addition of the Consolidated Statements of Comprehensive Income (Loss) to our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Reclassifications

Certain items in prior year’s information have been reclassified to conform to the current year’s presentation.

Note 3 - Inventories

Inventories at June 30, 2013 and 2012 consisted of the following:

	2013	2012
Raw materials	$228,553	$281,021
Work-in-process	323,836	277,570
Finished goods	1,369,814	1,482,076
Subtotal	1,922,203	2,040,667
Allowance	(80,000)	(80,000)
	$1,842,203	$1,960,667

Note 4 – Property, Equipment and Software Development Costs

Property, equipment and software development costs at June 30, 2013 and 2012 consisted of the following:

	2013	2012
Furniture and fixtures	$54,032	$54,032
Machinery and equipment	1,064,183	1,064,182
Improvements	23,008	23,008
Software	125,914	116,914
Software development costs	163,896	163,896
	1,431,033	1,422,032
Less: accumulated depreciation and amortization	1,211,631	1,126,345
	$219,402	$295,687

Depreciation and amortization expense was $85,285 and $117,204 for the years ended June 30, 2013 and 2012, respectively.

Note 5 – Intangibles

	June 30, 2013		June 30, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Licenses	$50,000	$50,000	$50,000	$50,000
Patent	852,793	390,598	852,793	343,726
Trademarks	577,263	240,526	577,263	211,663
Other	8,881	8,881	8,881	8,881

	$1,488,937	$690,005	$1,488,937	$614,270

Amortization expense charged to operations was $75,735 for each of the years ended June 30, 2013 and 2012. Future annual amortization expense for the licenses and other intangible assets is expected to be approximately $75,700 each year for the patents and trademarks through 2022, their estimated remaining useful lives.

In January 2009, the Company agreed to release the minority shareholders of its Middle East subsidiary of all claims, including amounts receivable from them in the amount of $146,962 in exchange for their shares in the subsidiary. The Company recorded this additional investment in the subsidiary to goodwill. This goodwill was written off in Fiscal 2013.

Note 6 – Short-Term and Long-term Debt

On June 28, 2013, ECSI International, Inc., (the “Subsidiary”), one of the wholly-owned subsidiaries of the Company, and Atlantic Stewardship Bank (the “Bank”) amended the terms of the credit line established in March 2011 (the “Amendment”), such that, effective May 15, 2013, the agreement became a term loan. Under the terms of the Amendment, the principal amount outstanding of $472,975 under the credit line is to be paid in monthly installments of $5,000, including interest, beginning July, 15, 2013 and continuing through May 15, 2015. The variable interest rate has been increased to the prime rate plus 1%, with a minimum interest rate of 5.875%. The interest rate under the line of credit, prior to the Amendment, had been prime plus .25%, with a minimum of 4.5%.

On March 15, 2011, the Company, through the Subsidiary, had entered into a revolving line of credit agreement with the Bank which allowed for borrowings up to $475,000. The line of credit had included a Minimum Debt Service Coverage Ratio, as defined in the agreement, of 1.1. This requirement was eliminated in the Amendment.

The above term loan is collateralized by Subsidiary’s accounts receivable, inventories, equipment and general intangibles. As part of the Amendment, the Company’s President and Chief Executive Officer provided a personal guaranty of the amounts due to the Bank, up to a maximum of $250,000. Three of the Company’s officers executed subordination agreements which subordinated a combined total of $848,040 of amounts due to those officers to amounts due by the Subsidiary to the Bank. Because these subordinated amounts are not to be paid until the Bank has been repaid, the subordinated amounts have been classified as noncurrent liabilities.

On June 21, 2012, the Subsidiary entered into a loan agreement with the Bank for a loan of $62,500 due on July 5, 2012. The loan bore interest at the rate of 5.5%. It was repaid in July 2012.

In fiscal 2008, the Company financed the purchase of equipment from a vendor in the amount of $101,762, evidenced by a note bearing interest at the rate of 8%. As the Company purchases product from the vendor a portion of each invoice will be charged to reduce the note balance. Management expects that the note will be repaid over the next 12 months. Collateral for the note is the underlying equipment. The balance on the note at June 30, 2012 of $2,639 was paid in the year ended June 30, 2013.

Note 7 – Due to Officers, Shareholders and Affiliates and Subordinated Liabilities to Officers and Shareholders

These amounts are composed of the following at June 30, 2013 and 2012:

	2013	2012
Interest bearing advances, due on demand	$19,021	$197,756
Other advances	181,200	—
Accrued compensation and other costs	241,550	827,683
Current liabilities to officers, shareholders and affiliates	441,771	1,025,439
Subordinated liabilities to officers and shareholders	848,080	—
	$1,289,851	$1,025,439

Related to the Amendment of the loan agreement with the Bank discussed in Note 6 above, three of the Company’s officers agreed to subordinate a total of $848,040 of amounts due to those officers to amounts due by the Subsidiary to the Bank.

Note 8 - Income Taxes

The provision for taxes for the year ended June 30, 2013 and 2012 includes the following components:

	2013	2012
Current
Federal	$-	$-
State	6,078	9,461
Foreign	-	-
	6,078	9,461
Deferred
Federal	(168,621)	(188,276)
State	(26,060)	58,276
Foreign	-
	(194,681)	(130,000)

	$(188,603)	$(120,539)

The components of the deferred tax accounts as of June 30, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Net operating loss carryforward	$2,644,373	$2,421,787
Allowance for doubtful accounts	169,745	89,865
Accrued compensation and other costs	264,042	3,994
Stock based compensation	214,695	214,695
Other	49,925	49,925
	3,342,780	2,780,266
Deferred tax liabilities
Depreciation and amortization	80,073	72,645
Subtotal	3,262,707	2,707,621
Valuation allowance	(2,416,226)	(2,055,821)

Net deferred tax assets	$846,481	$651,800

The valuation allowance at June 30, 2011 was $1,566,159.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

	2013	2012
Expected federal tax at statutory rate	$(529,077)	$(612,628)
State taxes, net of federal tax effect	(84,497)	(108,057)
Non deductible expenses	119,255	63,685
Change in valuation allowance	360,403	489,662
Other	(54,687)	46,789
	$(188,603)	$(120,539)

At June 30, 2013, and 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of $6,445,732 and $3,521,381 respectively, expiring through 2033. The Company has foreign net operating loss carryforwards of $608,268 with no expiration date.

At June 30, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2013 and 2012.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2013 tax years generally remain subject to examination by federal and most state tax authorities.

Note 9 - Shareholders’ Equity

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

As of June 30, 2013, 700,000 shares of Series A Preferred had been converted into a like amount of common stock.

Cumulative but undeclared dividends at June 30, 2013 total approximately $675,000.

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

The Warrants were exercisable for a period of four years from the date of issuance at an exercise price per share of $1.00 per share and have similar anti-dilution privileges as the Series B Preferred Stock. All of the Warrants issued in connection with this offering have since expired unexercised.

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

Option activity for 2013 and 2012 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, June 30, 2011	1,530,000	$.63

Granted	530,000	.19
Forfeited	(260,000)	.57
Exercised	—	—
Options outstanding, June 30, 2012	1,800,000	$.51

Granted	—	—
Forfeited	(325,000)	.31
Exercised	—	—
Options outstanding June 30, 2013	1,475,000	$.55
Aggregate intrinsic value	$—

Exercisable at June 30, 2013	1,475,000	$.55
Shares of common stock available for future grant under the plans	2,370,000

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options. No options were exercised in fiscal 2013 and fiscal 2012.

The following table summarizes information about stock options outstanding at June 30, 2013:

				Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price

$.07	80,000	5.47	$.07	80,000	$.07
$.17	190,000	6.44	$.17	190,000	$.17
$.19	220,000	8.36	$.19	220,000	$.19
$.21-.22	290,000	4.98	$.22	290,000	$.22
$.75	295,000	3.73	$.75	295,000	$.75
$1.00-1.07	175,000	1.17	$1.02	175,000	$1.02
$1.20	225,000	1.53	$1.20	225,000	$1.20
$.07-$1.20	1,475,000	4.47	$.55	1,475,000	$.55

The fair value of each option grant is estimate on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the fiscal year ended June 30, 2012, using the Black-Scholes option-pricing (no options were granted during the fiscal year ended June 30, 2013):

2012
Risk free interest rate	0.90%
Expected life	9.6
Expected volatility	186.3%
Dividend yield	0%
Weighted-average grant date fair value per share	$0.183

As of June 30, 2013, there was no unrecognized compensation cost related to nonvested options granted because all options have vested.

Note 10 - Concentrations and Economic Dependency

The Company had four customers that accounted for 22%, 18%, 13%, and 6% of net revenues for the year ended June 30, 2013 and three customers that accounted for 63%, 7%, and 6% of net revenues for the year ended June 30, 2012. One customer accounted for approximately 93% of the accounts receivable as of June 30, 2013. At June 30, 2013 approximately 2% of accounts receivable were from foreign customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in financial institutions. At June 30, 2013 and 2012, substantially all of the Company's cash was in two banks. The amount that is federally insured is subject to FDIC's limit of $250,000 per depositor per insured bank. Under the Dodd-Frank Act, beginning December 31, 2010 through December 31, 2012, all non-interest truncation accounts are fully insured, regardless of the balances of the account and the ownership capacity of the funds. The Company did not have balances that exceeded FDIC limits at June 30, 2013 and 2012.

Note 11 – Commitments and Contingencies

Lease Agreements

Future minimum annual rental payments required under non-cancelable operating leases for years after June 30, 2013 are as follows:

2014	$74,141
2015	75,624
2016	77,137
2017	78,679
2018	66,655
$372,236

Rent expense under all operating leases was $95,270 and $91,213 for the years ended June 30, 2013 and 2012, respectively.

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

Legal Proceeding

On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended Complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At June 30, 2013, the Company has included in its accounts receivable (prior to allowances) the amount of the actual damages claimed. In Fiscal 2013, Lockheed Martin was granted a motion to have the matter moved from New Jersey to Maryland. We had been aggressively pursuing our claim against Lockheed Martin. However, due to cash flow constraints, we have not pursued our claims against Lockheed Martin in Maryland.

Loss Contingencies

During the year ended June 30, 2013, litigation incidental to the business of SEM Consultants III, Inc., a wholly-owned subsidiary of the Company resulted in an award to the plaintiff of $20,000 in damages and $42,398 in attorney fees. Plaintiff’s attorney filed an appeal requesting additional legal fees of $138,000. The Court had originally denied the request for additional legal fees, but it is possible the appeal could increase the legal fees awarded to the plaintiff’s counsel.

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements, other than the matter discussed in the paragraph above.

Note 12 – Geographic Data

The Company currently operates in the United States and the Middle East. The following is a summary of local operations by geographic area:

	U.S.	% of total	Middle East	% of total
For the year ended
June 30, 2013
Revenue	$835,064	85.06%	$146,636	14.94%
Operating income (loss)	(1,114,860)	88.32%	(147,465)	11.68%
Identifiable assets	4,226,540	97.51%	107,821	2.49%

For the year ended
June 30, 2012
Revenue	$2,054,754	92.72%	$161,328	7.28%
Operating income (loss)	(1,629,548)	(103.13)%	50,234	3.18%
Identifiable assets	4,686,427	94.08%	294,647	5.92%

Note 13 – Related Party Transactions

The Company made non-interest bearing advances, due on demand, to a former officer and director of the Company. The balance outstanding at June 30, 2012 was $49,765. During the year ended June 30, 2013, the amount due from the former officer and director was offset against amounts due to the officer and director. Refer to Note 10 above for information regarding amounts due to officers and directors of the Company.

