Form 10-Q
period 2013-09-30
ELECTRONIC CONTROL SECURITY INC
filed 2013-11-14
CIK 803044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 9, 2013, Electronic Control Security Inc. had outstanding 15,866,618 shares of common stock, par value $0.001 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements

Item 1 - Financial Statements
Consolidated Balance Sheets September 30, 2013 (Unaudited) and June 30, 2013	F-1
Unaudited Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012	F-2
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2013 and 2012	F-3
Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012	F-4
Notes to Consolidated Financial Statements	3

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 4 - Controls and Procedures	9

PART II — OTHER INFORMATION

Item 6 – Exhibits	9

Signatures	10

Electronic Control Security Inc.

Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$556	$556
Accounts receivable, net of allowance of $425,000	621,471	586,319
Inventories	1,840,181	1,842,203
Current portion of deferred income taxes	194,986	167,499
Other current assets	13,109	22,828
Total current assets	2,670,303	2,619,405

Property, equipment and software development costs - net	198,193	219,402
Intangible assets - net	779,998	798,932
Deferred income taxes	687,750	678,981
Other assets	16,289	17,643
	$4,352,533	$4,334,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,211,199	$1,142,391
Due to officers, shareholders and affiliates	563,780	441,771
Current maturities of debt	32,907	32,418
Total current liabilities	1,807,886	1,616,580

Noncurrent liabilities
Long-term debt	431,892	440,557
Subordinated liabilities to officers and shareholders	848,080	848,080
Other	7,000	7,000

Total liabilities	3,094,858	2,912,217

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value; $2.00 liquidation preference; 5,000,000 shares authorized, 300,000 and 300,000 shares issued and outstanding	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value; $2,495 and $2,434 per share liquidation preference; 2,000 shares authorized, 645 shares issued and outstanding	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized; 15,967,146 and 15,967,146 shares issued; 15,866,618 and 15,867,146 shares outstanding	15,967	15,967
Additional paid-in capital	14,159,476	14,119,909
Accumulated deficit	(12,915,496)	(12,711,521)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,528 and 100,000 shares	(10,063)	(10,000)
Total shareholders' equity	1,257,675	1,422,146

	$4,352,533	$4,334,363

See Notes to Consolidated Financial Statements.

F-1

Electronic Control Security Inc.

Consolidated Statements of Operations

	Three Months
	Ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$171,019	$432,074
Cost of revenues	157,617	200,190

Gross profit	13,402	231,884

Research and development	16,163	24,931
Selling, general and administrative expenses	174,106	239,805

Loss from operations	(176,867)	(32,852)

Other expenses (income)
Interest expense	21,129	17,826
Other, net	1,354	-

Total other expenses (income)	22,483	17,826

Loss before income taxes	(199,350)	(50,678)

Income tax benefits	(34,944)	-

Loss before dividends	(164,406)	(50,678)

Dividends related to convertible preferred stock	39,568	35,847

Net loss attributable to common shareholders	$(203,974)	$(86,525)

Net loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common shares and equivalents:
Basic	15,866,635	11,867,146
Diluted	15,866,635	11,867,146

See Notes to Consolidated Financial Statements.

F-2

Electronic Control Security Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months
	Ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Loss before dividends	$(164,406)	$(50,678)

Other comprehensive income, net of tax: Foreign currency translation adjustments	-	-

Comprehensive loss	$(164,406)	$(50,678)

See Notes to Consolidated Financial Statements.

F-3

Electronic Control Security Inc.

Consolidated Statements of Cash Flows

	Three Months
	Ended
	2013	2012
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(164,406)	$(50,678)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,497	40,343
Deferred income taxes	(36,257)	-
Increase (decrease) in cash attributable to changes in
Accounts receivable	(35,152)	8,182
Inventories	2,022	(9,237)
Other current assets	9,718	19,867
Accounts payable and accrued expenses	68,808	73,034
Other assets and liabilities	-	67

Net cash provided by (used in) operating activities	(113,770)	81,578

Cash flows from investing activities:
Acquisition of property plant and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments on short-term debt	-	(62,500)
Payments on long-term debt	(8,176)	-
Purchase of treasury stock	(63)	-
Increase in due to officers, shareholders and affiliates	122,009	112,607

Net cash provided by financing activities	113,770	50,107

Net increase in cash and cash equivalents	-	131,685

Cash and cash equivalents at beginning of period	556	1,403

Cash and cash equivalents at end of period	$556	$133,088

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$7,561
Taxes	$-	$-

Supplemental disclosures of noncash financing activities:
None

See Notes to Consolidated Financial Statements.

F-4

Electronic Control Security Inc.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission.

The consolidated financial statements have been prepared based on the Company continuing as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses before dividends of $164,406 in the three months ended September 30, 2013, and $1,221,153 and $1,531,773 in the years ended June 30, 2013 and 2012, respectively. Our cash flow and liquidity have been severely impacted by the refusal of Lockheed Martin to pay us for the accounts receivable due from them totaling nearly $1 million. Atlantic Stewardship Bank (the “Bank”) has converted the prior line of credit to a term loan, and no further borrowings are available under the agreement (refer to note 6 below). Through the periods ended September 30, 2013, June 30, 2013 and 2012, the principal source of funds used to finance the Company’s operations has been advances from officers, shareholders and affiliates and accrued costs due to those parties. There is no assurance that those parties will continue to provide the operating funds. Through Fiscal 2012 and 2013, there were continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a prime contractor and as a subcontractor. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. These factors were addressed in our Form 10-K for the year ended June 30, 2013.

The Company has working capital of about $862,000 and shareholders’ equity of about $1.258 million as of September 30, 2013. In June 2013, the Bank converted the prior line of credit into a term loan, due in installments from July 2013 through June 2015. In connection with this agreement, three of the Company’s officers agreed to subordination agreements with the Bank, under which a total of $848,080 of amounts due to those officers has been subordinated to amounts due to the Bank. The classification of the portion of the Bank loan due after June 30, 2014 and the amounts subordinated by the officers resulted in an increase of the Company’s working capital by $1,288,597. Officers, shareholders and affiliates provided funds in the form of cash advances and deferral of accrued costs and expenses due to them during Fiscal 2013 of $524,412 and $122,009 during the three months ended September 30, 2013. If the Company should require financing of its future accounts receivable, the Company has access to a secured accounts receivable line of credit with Amerisource of approximately $3 million.

In Fiscal 2013 the Company was awarded, as the prime contractor or as a subcontractor, several contracts from units of the Department of Defense. These contracts awarded provide that task orders under the contracts will require competitive bids to be submitted by the Company as those task orders are issued. Through Fiscal 2012 and 2013, the Company has sought to expand its business both domestically and internationally by continuing to submit proposals in response to Request for Proposals (“RFP’s”) from various government agencies.

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

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, par value $0.001 per share, outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common stock equivalents consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three months ended September 30, 2013 and 2012.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months
	Ended September 30,
	2013	2012
Denominators:
Weighted-average shares outstanding used to compute basic earnings per share	15,866,635	11,867,146

Effect of dilutive stock options	-	-
Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	15,866,635	11,867,146

For the three months ended September 30, 2013 and 2012, there were outstanding potential common stock equivalent shares of 3,881,764 and 4,004,948, respectively, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common stock equivalent shares may be included in the calculation of future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:

	September 30,	June 30,
	2013	2013
Raw materials	$230,072	$228,553
Work-in-process	317,038	323,836
Finished goods	1,373,071	1,369,814
Subtotal	1,920,181	1,922,203
Allowance	(80,000)	(80,000)
	$1,840,181	$1,842,203

Note 4 - Due to Officers, Shareholders and Affiliates ans Subordinated Liabilities to Officers and Shareholders

These amounts are composed of the following at September 30, 2013 and June 30, 2013:

	September 30	June 30
	2013	2013
Interest bearing advances, due on demand	$28,502	$19,021
Other advances	221,700	181,200
Accrued compensation and other costs	313,578	241,550
Current liabilities to officers, shareholders and affiliates	563,780	441,771
Subordinated liabilities to officers and shareholders	848,080	848,080
	$1,411,860	$1,289,851

Note 5 – Long-Term Debt

The long-term debt consists of the amount outstanding under a term loan ECSI International Inc., a wholly-owned subsidiary of the company and Atlantic Stewardship Bank.

Note 6 – Legal Proceeding

On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended Complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At September 30, 2013, the Company has included in its accounts receivable (prior to allowances) the amount of the actual damages claimed. In Fiscal 2013, Lockheed Martin was granted a motion to have the matter moved from New Jersey to Maryland. We had been aggressively pursuing our claim against Lockheed Martin. While we believe that we have meritorious claims, due to cash flow constraints, we have not yet been able to pursue our claims against Lockheed Martin in Maryland.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes related to those statements. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of the Annual Report for the year ended June 30, 2013 on Form 10-K.

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

We entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our teaming agreements with these entities afford us added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects and, in turn, support the company on projects we are pursuing as the prime contractor. During Fiscal 2011, 2012 and 2013, we entered into teaming and marketing agreements with ITSI, SAIC, Fortis, Calnet, Honeywell, Culmen, ERIS, and Boeing.

During fiscal 2012 and 2013, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $162,750,000. Of these, other bidders were awarded $16 million and we have been awarded, as the prime contractor and as a subcontractor, contracts with an approximate value of $35 million over five years. We anticipate decisions relating to the still-open proposals during fiscal 2014.

Recent Developments

Our revenues and results from operations for the years ended June 30, 2013 and 2012, and the quarter ended September 30, 2013, continued to be negatively impacted by the ongoing delays by agencies of the U.S. Government in proceeding with approved projects, funding projects already awarded, and in awarding new contracts. We have invested significant time and personnel resources in fiscal 2013 and 2012 in providing proposals on future projects, both as a prime contractor (Small Business) and as a subcontractor. We are awaiting the results of the bidding process. Additionally, our cash flow and liquidity continue to be severely impacted with the refusal by Lockheed Martin to pay us for the accounts receivable due from them totaling almost $1 million. These amounts are the subject of litigation, as described in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2013.

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

The above term loan is collateralized by the subsidiary’s accounts receivable, inventories, equipment and general intangibles. As part of the amended agreement, our President and Chief Executive Officer provided a personal guaranty of the amounts due to ASB, up to a maximum of $250,000. Three of our officers executed subordination agreements which subordinated a combined total of $848,080 of amounts due to those officers to amounts due by the subsidiary to ASB. Because these subordinated amounts are not to be paid until ASB has been repaid, the subordinated amounts have been classified as noncurrent liabilities.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

REVENUES. We had net revenues for the three months ended September 30, 2013 of $171,019 compared to $432,074 in the corresponding period in 2012, representing a decrease of approximately 60%. The decrease in net revenues is primarily attributable to a decrease in deliverable products and support services billings resulting from continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a subcontractor as well as at other customers. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry.

GROSS MARGINS. Gross margins for the three months ended September 30, 2013 were 8% as compared to 54% for the corresponding period in 2012. The decrease in gross margins for the three months is primarily attributable to the decrease in revenues discussed above, partially offset by a change in the mix of sales of equipment and support services and a reduction in personnel costs due to the lower revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses were $16,163 for the three months ended September 30, 2013 compared to $24,931 for the corresponding three months in 2012. The reduction in research and development expenses was due to reductions in personnel costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $174,106 for the three months ended September 30, 2013 compared to $239,805 for the corresponding three months in 2012. The decrease in selling, general and administrative expenses during the three months ended September 30, 2013 as compared to the corresponding period in 2012 is primarily attributable to reduced personnel costs and professional fees.

LOSS FROM OPERATIONS. The loss from operations for the three months ended September 30, 2013 of $(176,867) compared to $(32,852) for the corresponding three months of 2012. The increase in the loss from operations during the 2013 period compared to the 2012 period was primarily attributable to the lower revenues.

INCOME TAX BENEFIT. We recognized a net $36,257 deferred income tax benefit in the quarter ended September 30, 2013. The deferred income tax benefits were recorded based on expectations of that we will utilize a portion of our existing net operating loss carryforwards with future operating earnings

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK. We recorded dividends totaling $39,568 on our Series B Convertible Preferred Stock in the three months ended September 30, 2013 and $35,847 in the corresponding three months in 2012. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared based on our continuing as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred losses before dividends of $164,406 in the three months ended September 30, 2013, and $1,221,153 and $1,531,773 in the years ended June 30, 2013 and 2012, respectively. Our cash flow and liquidity have been severely impacted by the refusal of Lockheed Martin to pay us for the accounts receivable due from them totaling nearly $1 million. Atlantic Stewardship Bank (the “Bank”) has converted the prior line of credit to a term loan, and no further borrowings are available under the agreement (refer to note 6 below). Through the periods ended September 30, 2013, June 30, 2013 and 2012, the principal source of funds used to finance the Company’s operations has been advances from officers, shareholders and affiliates and accrued costs due to those parties. There is no assurance that those parties will continue to provide the operating funds. Through Fiscal 2012 and 2013, there were continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a prime contractor and as a subcontractor. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. These factors were addressed in our Form 10-K for the year ended June 30, 2013.

We have working capital of approximately $862,000 and stockholders’ equity of approximately $1.258 million as of September 30, 2013. In June 2013, the Bank converted the prior line of credit into a term loan, due in installments from July 2013 through June 2015. In connection with this agreement, three of the Company’s officers agreed to subordination agreements with the Bank, under which a total of $848,040 of amounts due to those officers has been subordinated to amounts due to the Bank. (refer to Notes 6 and 7 below). The classification of the portion of the Bank loan due after June 30, 2014 and the amounts subordinated by the officers resulted in increased the Company’s working capital by $1,288,637. Officers, shareholders and affiliates provided funds in the form of cash advances and deferral of accrued costs and expenses due to them during Fiscal 2013 of $524,412. If we should require financing of our future accounts receivable, we have access to a secured accounts receivable line of credit with Amerisource of approximately $3 million.

In Fiscal 2013 we were awarded, as the prime contractor or as a subcontractor, several contracts from units of the Department of Defense. These contracts awarded provide that task orders under the contracts will require competitive bids to be submitted by us as those task orders are issued. Through Fiscal 2012 and 2013 and to date in Fiscal 2014, we have sought to expand our business both domestically and internationally by continuing to submit proposals in response to Request for Proposals (“RFP’s”).

Our ability to continue operations is dependent upon our ability to generate sufficient cash flow either from operations, from continued funds from officers and shareholders or from additional financing.

Our cash flow has been adversely impacted by the refusal of Lockheed Martin to forward to us the proceeds of accounts receivable payable to us. This matter is currently the subject matter of litigation initiated by us in March 2012 and discussed in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2013. Nonetheless, we believe that cash on hand, together with anticipated collection of accounts receivable during the short term, will be sufficient to provide for our working capital needs for the next 12 months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase orders that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received. We have held discussions with various parties in order to raise additional funds through debt or equity issuance; to date we have not entered into any agreements.

Accounts payable and accrued expenses have increased by $68,808 to $1,211,199 for the three months ended September 30, 2013. Current liabilities to officers, shareholders and affiliates increased by $122,009 to $563,780 in the three months ended September 30, 2013.

In order to conserve our cash resources, we did not purchase any property, plant and equipment during the three-month periods ended September 30, 2013 or 2012. We do not have any major material commitments for capital expenditures going forward.

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

During the quarter ended September 30, 2013, there was no change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ELECTRONIC CONTROL SECURITY INC.

Date: November 14, 2013	By:

/s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer and principal executive officer)

Date: November 14, 2013	By:

/s/ Daryl Holcomb
Daryl Holcomb
Chief Financial Officer
(principal financial officer and principal accounting officer)

