Form 10-Q
period 2013-12-31
ELECTRONIC CONTROL SECURITY INC
filed 2014-02-14
CIK 803044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 7, 2014, Electronic Control Security Inc. had outstanding 15,866,618 shares of common stock, par value $0.001 per share.

INDEX PAGE

2

Index

Electronic Control Security Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$206	$556
Accounts receivable, net of allowance
of $425,000	585,709	586,319
Inventories, net	1,875,647	1,842,203
Current portion, net of deferred income taxes	230,723	167,499
Other current assets	12,318	22,828
Total current assets	2,704,603	2,619,405

Property, equipment and software development costs - net	177,276	219,402
Intangible assets - net	761,064	798,932
Deferred income taxes	712,212	678,981
Other assets	14,835	17,643
	$4,369,990	$4,334,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,328,160	$1,142,391
Due to officers, shareholders and affiliates	750,189	441,771
Current maturities of debt	32,907	32,418
Total current liabilities	2,111,256	1,616,580

Noncurrent liabilities
Long-term debt	423,755	440,557
Subordinated liabilities to officers and shareholders	848,080	848,080
Other	—	7,000

Total liabilities	3,383,091	2,912,217

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$2,558 and $2,434 per share liquidation preference; 2,000 shares authorized,
645 shares issued and outstanding	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
15,967,146 and 15,967,146 shares issued; 15,866,618 and 15,867,146
shares outstanding	15,967	15,967
Additional paid-in capital	14,200,042	14,119,909
Accumulated deficit	(13,226,838)	(12,711,521)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,528 and 100,000 shares	(10,063)	(10,000)
Total shareholders' equity	986,899	1,422,146

	$4,369,990	$4,334,363

See Notes to Consolidated Financial Statements. 3

Index

Electronic Control Security Inc.

Consolidated Statements of Operations

	Six Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$233,007	$854,178	$61,988	$422,104
Cost of revenues	256,971	374,641	99,354	174,451

Gross profit (loss)	(23,964)	479,537	(37,366)	247,653

Research and development	33,605	46,794	17,442	21,863
Selling, general and administrative expenses	427,563	489,060	253,457	249,255

Loss from operations	(485,132)	(56,317)	(308,265)	(23,465)

Other expenses (income)
Interest expense	42,485	42,403	21,356	24,577
Other, net	2,708	1,000	1,354	1,000

Total other expenses (income)	45,193	43,403	22,710	25,577

Loss before income taxes	(530,325)	(99,720)	(330,975)	(49,042)

Income tax benefits	(95,143)	(15,040)	(60,199)	(15,040)

Loss before dividends	(435,182)	(84,680)	(270,776)	(34,002)

Dividends related to convertible preferred stock	80,134	72,597	40,566	36,750

Net loss attributable to common shareholders	$(515,316)	$(157,277)	$(311,342)	$(70,752)

Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.03)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of
common shares and equivalents:
Basic	15,866,627	12,671,494	15,866,618	13,475,842
Diluted	15,866,627	12,671,494	15,866,618	13,475,842

See Notes to Consolidated Financial Statements. 4

Index

Electronic Control Security Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Six Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Loss before dividends	$(435,182)	$(84,680)	$(270,776)	$(34,002)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—

Comprehensive loss	$(435,182)	$(84,680)	$(270,776)	$(34,002)

See Notes to Consolidated Financial Statements. 5

Index

Electronic Control Security Inc.

Consolidated Statements of Cash Flows

	Six Months
	Ended
	2013	2012
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(435,182)	$(84,680)
Adjustments to reconcile loss
to net cash used in operating activities:
Depreciation and amortization	81,347	80,419
Deferred income taxes	(96,455)	(17,227)
Increase (decrease) in cash attributable to changes in
Accounts receivable	610	(77,780)
Inventories	(33,444)	(63,373)
Other current assets	10,509	15,893
Accounts payable and accrued expenses	185,769	36,191
Other assets and liabilities	(5,546)	(1)

Net cash used in operating activities	(292,392)	(110,558)

Cash flows from investing activities:
Acquisition of property plant and equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities:
Payments on short-term debt	—	(62,500)
Payments on long-term debt	(16,313)	(2,639)
Purchase of treasury stock	(63)	—
Increase (decrease) in due to officers, shareholders and affiliates	308,418	174,850

Net cash provided by financing activities	292,042	109,711

Net decrease in cash and cash equivalents	(350)	(847)

Cash and cash equivalents at beginning of period	556	1,403

Cash and cash equivalents at end of period	$206	$556

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,967	$11,605
Taxes	$—	$—

Supplemental disclosures of noncash financing activities:
Conversion of amounts due to shareholders and officers to common stock	$—	$160,000

See Notes to Consolidated Financial Statements. 6

Index

Electronic Control Security Inc.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission.

The consolidated financial statements have been prepared based on the Company continuing as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses before dividends of $435,182 in the six months ended December 31, 2013, and $1,221,153 and $1,531,773 in the years ended June 30, 2013 and 2012, respectively. Our cash flow and liquidity continue to be severely impacted by the refusal of Lockheed Martin to pay us for the accounts receivable due from them since January 2012 totaling nearly $1 million. Additionally, Atlantic Stewardship Bank (the “Bank”) has converted the prior line of credit to a term loan, and no further borrowings are available under the agreement (refer to note 5 below). Through the periods ended December 31, 2013, June 30, 2013 and 2012, the principal source of funds used to finance the Company’s operations has been advances from officers, shareholders and affiliates and accrued costs due to those parties. There is no assurance that those parties will continue to provide the operating funds. Through Fiscal 2012 and 2013, there were continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a prime contractor and as a subcontractor. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. These factors were addressed in our Form 10-K for the year ended June 30, 2013.

The Company has working capital of about $593,000 and shareholders’ equity of approximately $987,000 as of December 31, 2013. In June 2013, the Bank converted the prior line of credit into a term loan, due in installments from July 2013 through June 2015. In connection with this agreement, three of the Company’s officers agreed to subordination agreements with the Bank, under which a total of $848,080 of amounts due to those officers has been subordinated to amounts due to the Bank. The classification of the portion of the Bank loan due after June 30, 2014 and the amounts subordinated by the officers resulted in an increase of the Company’s working capital by $1,288,637. Officers, shareholders and affiliates provided funds in the form of cash advances and deferral of accrued costs and expenses due to them during Fiscal 2013 of $524,412 and $308,418 during the six months ended December 31, 2013. In January 2014, the Company received a letter from Amerisource Funding (“Amerisource”) in which Amerisource expressed interest in re-establishing a working capital credit facility with the Company in accordance with the terms under which Amerisource had provided the Company a $5 million line supported by accounts receivable.

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

The Company’s ability to continue its operations is dependent upon our ability to generate sufficient cash flow either from operations, continued infusion of funds from officers and shareholders or from additional financing.

New Authoritative Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Certain items in prior period information have been reclassified to conform the current year’s presentation.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, par value $0.001 per share, outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common stock equivalents consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the six- month and three-month periods ended December 31, 2013 and 2012.

Index

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
Denominators:
Weighted-average shares outstanding used
to compute basic earnings per share	15,866,618	13,475,842	15,866,627	12,671,494

Effect of dilutive stock options	—	—	—	—
Weighted-average shares outstanding and
dilutive securities used to compute
dilutive earnings per share	15,866,618	13,475,842	15,866,627	12,671,494

For the six months ended December 31, 2013 and 2012, there were outstanding potential common stock equivalent shares of 3,905,851 and 3,813,948, respectively, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common stock equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:

	December 31,	June 30,
	2013	2013
Raw materials	$223,259	$228,553
Work-in-process	340,719	323,836
Finished goods	1,391,669	1,369,814
Subtotal	1,955,647	1,922,203
Allowance	(80,000)	(80,000)
	$1,875,647	$1,842,203

Note 4 - Due to Officers and Shareholders

These amounts are composed of the following at December 31, 2013 and June 30, 2013:

	December 31,	June 30,
	2013	2013
Interest bearing advances, due on demand	$26,758	$19,021
Other advances	278,500	181,200
Accrued compensation and other costs	444,931	241,550
Current liabilities to officers, shareholders and affiliates	750,189	441,771
Subordinated liabilities to officers and shareholders	848,080	848,080
	$1,598,269	$1,289,851

Note 5 – Long-Term Debt

The long-term debt consists of the amount outstanding under a term loan to ECSI International Inc., a wholly-owned subsidiary of the company, from Atlantic Stewardship Bank.

Index

Note 6 – Legal Proceeding

On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended Complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At December 31, 2013, the Company has included in its accounts receivable (prior to allowances) the amount of the actual damages claimed. In Fiscal 2013, Lockheed Martin was granted a motion to have the matter moved from New Jersey to Maryland. We had been aggressively pursuing our claim against Lockheed Martin. While we believe that we have meritorious claims, due to cash flow constraints, we have not yet been able to pursue our claims against Lockheed Martin in Maryland.

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

Index

We entered into strategic partnerships, teaming, and representative relationships with major multi-national corporations in each of the industries that comprise our target markets. These companies generally enjoy a strong market presence in their respective industries and we believe that our teaming agreements with these entities afford us added credibility. These entities frequently subcontract our services and purchase our products in connection with larger projects and, in turn, support the company on projects we are pursuing as the prime contractor. During fiscal 2011, 2012 and 2013 we entered into teaming and marketing agreements with ITSI, SAIC, Fortis, Calnet, Honeywell, Culmen, ERIS, and Boeing.

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

Recent Developments

Our revenues and results from operations for the years ended June 30, 2013 and 2012, and the six and three month periods ended December 31, 2013, continued to be negatively impacted by the ongoing delays by agencies of the U.S. Government in proceeding with approved projects, funding projects already awarded, and in awarding new contracts. We have invested significant time and personnel resources in fiscal 2013 and 2012 and to date in fiscal 2014 in providing proposals on future projects, both as a prime contractor (Small Business) and as a subcontractor. We are awaiting the results of the bidding process. Additionally, our cash flow and liquidity continue to be severely impacted with the refusal by Lockheed Martin to pay us for the accounts receivable due from them totaling almost $1 million. These amounts are the subject of litigation, as described in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2013.

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

Index

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTH PERIODS ENDED DECEMBER 31, 2013 COMPARED TO THE SIX AND THREE MONTH PERIODS ENDED DECEMBER 31, 2012

REVENUES. We had net revenues for the six months ended December 31, 2013 of $233,007 compared to $854,178 in the corresponding period in 2012, representing a decrease of approximately 73%. Revenues for the three months ended December 31, 2012 were $61,988 compared to $422,104, representing a decrease of approximately 85%. The decreases in net revenues in the six and three month periods ended December 31, 2013 compared to the corresponding periods in 2012 are primarily attributable to a decrease in deliverable products and support services billings resulting from continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a subcontractor as well as at other customers. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry.

GROSS PROFIT (LOSS). We had a gross loss for the six months ended December 31, 2013 of $(23,964) as compared to a gross profit of $479,537 for the corresponding period in 2012, and we had a gross loss for the three months ended December 31, 2013 of $(37,366) as compared to a gross profit of $247,653 for the three months ended December 31, 2012. The decrease in gross profit for the six and three month periods of 2013 compared to the same periods in 2012 is primarily attributable to the decrease in revenues discussed above.

RESEARCH AND DEVELOPMENT. Research and development expenses were $33,605 and $17,442 for the six and three months ended December 31, 2013, respectively, compared to $46,794 and $21,863 for the corresponding six months and three months, respectively, in 2012. The reduction in research and development expenses was due to reductions in personnel costs.

Index

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $427,563 for the six months ended December 31, 2013 compared to $489,060 for the corresponding six months in 2012. The decrease in selling, general and administrative expenses during the six month period ended December 31, 2013 as compared to the corresponding period in 2012 is primarily attributable to due to reduced personnel costs.

LOSS FROM OPERATIONS. The loss from operations for the six months ended December 31, 2013 was $(485,132) compared to a loss of $(56,317) for the corresponding six months of 2012. The increase in the loss from operations during the 2013 period compared to the 2012 period was primarily attributable to the lower revenues.

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK. We recorded dividends totaling $80,134 on our Series B Convertible Preferred Stock in the six months ended December 31, 2013 and $72,597 in the corresponding six months in 2012. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared based on our continuing as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred losses before dividends of $435,182 in the six months ended December 31, 2013, and $1,221,153 and $1,531,773 in the years ended June 30, 2013 and 2012, respectively. Our cash flow and liquidity have been severely impacted by the refusal of Lockheed Martin to pay us for the accounts receivable due from them totaling nearly $1 million. Atlantic Stewardship Bank (the “Bank”) has converted the prior line of credit to a term loan, and no further borrowings are available under the agreement. Through the periods ended December 31, 2013, June 30, 2013 and 2012, the principal source of funds used to finance the Company’s operations has been advances from officers, shareholders and affiliates and accrued costs due to those parties. There is no assurance that those parties will continue to provide the operating funds needed to maintain operations. Through Fiscal 2012 and 2013, there were continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a prime contractor and as a subcontractor. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. These factors were addressed in our Form 10-K for the year ended June 30, 2013.

We have working capital of approximately $593,000 and stockholders’ equity of approximately $987,000 as of December 31, 2013. In June 2013, the Bank converted the prior line of credit into a term loan, due in installments from July 2013 through June 2015. In connection with this agreement, three of the Company’s officers agreed to subordination agreements with the Bank, under which a total of $848,040 of amounts due to those officers has been subordinated to amounts due to the Bank. The classification of the portion of the Bank loan due after June 30, 2014 and the amounts subordinated by the officers resulted in increased the Company’s working capital by $1,288,637. Officers, shareholders and affiliates provided funds in the form of cash advances and deferral of accrued costs and expenses due to them during Fiscal 2013 of $524,412 and $308,418 during the six months ended December 31, 2013. . In January 2014, the Company received a letter from Amerisource Funding (“Amerisource”) in which Amerisource expressed interest in re-establishing a working capital credit facility with the Company in accordance with the terms under which Amerisource had provided the Company a $5 million line supported by accounts receivable.

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

Our cash flow has been adversely impacted by the refusal of Lockheed Martin to forward to us the proceeds of accounts receivable payable to us. This matter is currently the subject matter of litigation initiated by us in March 2012 and discussed in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2013. Nonetheless, we believe that cash on hand, together with collection of anticipated accounts receivable during the short term, will be sufficient to maintain operations for the next 12 months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase orders that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received. In January 2014, the Company received a letter from Amerisource Funding (“Amerisource”) in which Amerisource expressed interest in re-establishing a working capital credit facility with the Company in accordance with the terms under which Amerisource had provided the Company a $5 million line supported by accounts receivable. In addition to Americsource , we have held discussions with various parties in order to raise additional funds through debt or equity issuance; to date we have not entered into any agreements; however, no assurance can be provided that we will be able to enter into such agreements on commercially reasonable terms..

Index

Inventories increased by $33,444 in the six months ended December 31, 2013, because we produced additional finished goods in anticipation of future orders from our customers.

Accounts payable and accrued expenses have increased by $185,769 to $1,328,160 for the six months ended December 31, 2013. Current liabilities to officers, shareholders and affiliates increased by $308,418 to $750,189 in the six months ended December 31, 2013.

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

During the quarter ended December 31, 2013, there was no change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
13

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CONTROL SECURITY INC.

Date:	February 14, 2014	By:

/s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer and principal executive officer)

Date:	February 14, 2014	By:

/s/ Daryl Holcomb
Daryl Holcomb
Chief Financial Officer
(principal financial officer and principal accounting officer)

