Form 10-Q
period 2014-03-31
ELECTRONIC CONTROL SECURITY INC
filed 2014-05-21
CIK 803044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 9, 2014, Electronic Control Security Inc. had outstanding 15,866,618 shares of common stock, par value $0.001 per share.

INDEX PAGE

PART I -- FINANCIAL INFORMATION

Forward Looking Statements	5

Item 1 - Financial Statements
Condensed Consolidated Balance Sheets March 31, 2014 (Unaudited) and June 30, 2013	3
Unaudited Condensed Consolidated Statements of Operations for the nine and three months ended March 31, 2014 and 2013	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine and three months ended March 31, 2014 and 2013	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013	6
Notes to Condensed Consolidated Financial Statements	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4 - Controls and Procedures	14

PART II -- OTHER INFORMATION

Item 6 – Exhibits	14

Signatures	15

Index

Electronic Control Security Inc.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$692	$556
Accounts receivable, net of allowance
of $420,762 and $425,000	586,289	586,319
Inventories, net	1,855,170	1,842,203
Current portion of deferred income taxes	247,411	167,499
Other current assets	12,115	22,828
Total current assets	2,701,677	2,619,405

Property, equipment and software development costs - net	168,255	219,402
Intangible assets - net	742,131	798,932
Deferred income taxes	740,113	678,981
Other assets	13,229	17,643
	$4,365,405	$4,334,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,426,453	$1,142,391
Due to officers, shareholders and affiliates	900,510	441,771
Current maturities of debt and capitalized lease	40,883	32,418
Total current liabilities	2,367,846	1,616,580

Noncurrent liabilities
Long-term debt and capitalized lease	418,667	440,557
Subordinated liabilities to officers and shareholders	848,080	848,080
Other	—	7,000

Total liabilities	3,634,593	2,912,217

Shareholders' equity
Series A Convertible Preferred stock, cumulative, $.01 par value;
$2.00 liquidation preference; 5,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding	3,000	3,000
Series B 10% Convertible Preferred stock, cumulative, $.001 par value;
$2,621 and $2,434 per share liquidation preference; 2,000 shares authorized,
645 shares issued and outstanding	1	1
Common Stock, $.001 par value; 30,000,000 shares authorized;
15,967,146 and 15,967,146 shares issued; 15,866,618 and 15,867,146
shares outstanding	15,967	15,967
Additional paid-in capital	14,240,725	14,119,909
Accumulated deficit	(13,523,608)	(12,711,521)
Accumulated other comprehensive income	4,790	4,790
Treasury stock, at cost, 100,528 and 100,000 shares	(10,063)	(10,000)
Total shareholders' equity	730,812	1,422,146

	$4,365,405	$4,334,363

See Notes to Condensed Consolidated Financial Statements.

Index

Electronic Control Security Inc.

Condensed Consolidated Statements of Operations

	Nine Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$309,204	$936,168	$76,197	$81,990
Cost of revenues	379,058	504,046	122,087	129,405

Gross profit (loss)	(69,854)	432,122	(45,890)	(47,415)

Research and development	33,605	68,657	—	21,863
Selling, general and administrative expenses	639,768	758,020	212,205	268,960

Loss from operations	(743,227)	(394,555)	(258,095)	(338,238)

Other expenses (income)
Interest expense	84,653	64,574	42,168	22,171
Other, net	4,062	21,000	1,354	20,000

Total other expenses (income)	88,715	85,574	43,522	42,171

Loss before income taxes	(831,942)	(480,129)	(301,617)	(380,409)

Income tax benefits	(140,673)	(13,946)	(45,530)	(28,986)

Loss before dividends	(691,269)	(466,183)	(256,087)	(351,423)

Dividends related to convertible preferred stock	120,817	109,455	40,683	36,858

Net loss attributable to common shareholders	$(812,086)	$(575,638)	$(296,770)	$(388,281)

Net loss per share:
Basic	$(0.05)	$(0.04)	$(0.02)	$(0.03)
Diluted	$(0.05)	$(0.04)	$(0.02)	$(0.03)

Weighted average number of
common shares and equivalents:
Basic	15,866,624	13,283,204	15,866,618	14,533,813
Diluted	15,866,624	13,283,204	15,866,618	14,533,813

See Notes to Condensed Consolidated Financial Statements.

Index

Electronic Control Security Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Nine Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Loss before dividends	$(691,269)	$(466,183)	(256,087)	$(351,423)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—

Comprehensive loss	$(691,269)	$(466,183)	(256,087)	$(351,423)

See Notes to Condensed Consolidated Financial Statements.

Index

Electronic Control Security Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months
	Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss before deemed dividends	$(691,269)	$(466,183)
Adjustments to reconcile loss
to net cash used in operating activities:
Depreciation and amortization	123,010	120,440
Deferred income taxes	(141,044)	(17,227)
Increase (decrease) in cash attributable to changes in
Accounts receivable	30	62,571
Inventories	(12,967)	(73,870)
Other current assets	10,713	20,783
Accounts payable and accrued expenses	284,062	150,171
Other assets and liabilities	(6,650)	—

Net cash used in operating activities	(434,115)	(203,315)

Cash flows from investing activities:
Acquisition of property plant and equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities:
Payments on short-term debt	—	(64,500)
Payments on long-term debt and leases	(24,425)	(2,639)
Purchase of treasury stock	(63)	—
Increase (decrease) in due to officers, shareholders and affiliates	458,739	269,607

Net cash provided by financing activities	434,251	202,468

Net increase (decrease) in cash and cash equivalents	136	(847)

Cash and cash equivalents at beginning of period	556	1,403

Cash and cash equivalents at end of period	$692	$556

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,967	$18,378
Taxes	$—	$—

Supplemental disclosures of noncash financing activities:
Conversion of amounts due to shareholders and officers to common stock	$—	$260,000
Acquisition of equipment utilizing a long-term capital lease	$11,000	$—

See Notes to Condensed Consolidated Financial Statements.

Index

Electronic Control Security Inc.

Notes to the CONDENSED Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Electronic Control Security Inc. and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission.

The condensed consolidated financial statements have been prepared based on the Company continuing as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses before dividends of $691,269 in the nine months ended March 31, 2014, and $1,221,153 and $1,531,773 in the years ended June 30, 2013 and 2012, respectively. Our cash flow and liquidity continue to be severely impacted by the refusal of Lockheed Martin to pay us for the accounts receivable due from them since January 2012 totaling nearly $1 million. Additionally, Atlantic Stewardship Bank (the “Bank”) has converted the prior line of credit to a term loan, and no further borrowings are available under the agreement (refer to note 6 below). Through the periods ended March 31, 2014, June 30, 2013 and 2012, the principal source of funds used to finance the Company’s operations has been advances from officers, shareholders and affiliates and accrued costs due to those parties. There is no assurance that those parties will continue to provide the operating funds. Through Fiscal 2012 and 2013, there were continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a prime contractor and as a subcontractor. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. These factors were addressed in our Form 10-K for the year ended June 30, 2013.

The Company has working capital of approximately $334,000 and shareholders’ equity of approximately $731,000 as of March 31, 2014. In June 2013, the Bank converted the prior line of credit into a term loan, due in installments from July 2013 through June 2015. In connection with this agreement, three of the Company’s officers agreed to subordination agreements with the Bank, under which a total of $848,080 of amounts due to those officers has been subordinated to amounts due to the Bank. The classification of the portion of the Bank loan due after June 30, 2014 and the amounts subordinated by the officers resulted in an increase of the Company’s working capital by $1,288,637. Officers, shareholders and affiliates provided funds in the form of cash advances and deferral of accrued costs and expenses due to them during Fiscal 2013 of $524,412 and $458,739 during the nine months ended March 31, 2014. In March 2014, the Company received a commitment letter from Amerisource Funding (“Amerisource”) for a working capital credit facility in the amount of $5 million line supported by accounts receivable. The Company has not yet accepted the commitment letter.

In Fiscal 2013 the Company was awarded, as the prime contractor or as a subcontractor, several contracts from units of the Department of Defense. These contracts awarded provide that task orders under the contracts will require competitive bids to be submitted by the Company as those task orders are issued. Through Fiscal 2012 and 2013, the Company has sought to expand its business, both domestically and internationally, by continuing to submit proposals in response to Request for Proposals (“RFP’s”) from various government agencies.

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

Index

Certain items in prior period information have been reclassified to conform the current year’s presentation.

Note 2 - Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, par value $0.001 per share, outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding. Certain common stock equivalents consisting of stock options, warrants, convertible debentures and convertible preferred stock that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the nine- month and three-month periods ended March 31, 2014 and 2013, respectively.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Denominators:
Weighted-average shares outstanding used
to compute basic earnings per share	15,866,618	14,533,813	15,866,624	13,283,204

Effect of dilutive stock options	—	—	—	—
Weighted-average shares outstanding and
dilutive securities used to compute
dilutive earnings per share	15,866,618	14,533,813	15,866,624	13,283,204

For the nine months ended March 31, 2014 and 2013, there were outstanding potential common stock equivalent shares of 3,740,096 and 3,863,092, respectively, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common stock equivalent shares may be dilutive to future diluted earnings per share.

Note 3 - Inventories

Inventories consist of the following:

	March 31,	June 30,
	2014	2013
Raw materials	$222,800	$228,553
Work-in-process	341,622	323,836
Finished goods	1,370,748	1,369,814
Subtotal	1,935,170	1,922,203
Allowance	(80,000)	(80,000)
	$1,855,170	$1,842,203

Note 4 - Due to Officers and Shareholders

These amounts are composed of the following at March 31, 2014 and June 30, 2013:

	March 31,	June 30,
	2014	2013
Interest bearing advances, due on demand	$285,594	$200,221
Other advances	72,850	—
Accrued compensation and other costs	542,066	241,550
Current liabilities to officers, shareholders and affiliates	900,510	441,771
Subordinated liabilities to officers and shareholders	848,080	848,080
	$1,748,590	$1,289,851

Index

Note 5 – Long-Term Debt

The long-term debt consists of the amount outstanding under a term loan to ECSI International Inc., a wholly-owned subsidiary of the company, from Atlantic Stewardship Bank and a long term capital equipment lease in the amounts of $448,332 and $11,218, respectively.

Note 6 – Legal Proceeding

On March 7, 2012, the Company, through its wholly-owned subsidiary, ECSI International, Inc. filed a lawsuit in the United States District Court for the District of New Jersey against Lockheed Martin Global Training and Logistics (“Lockheed Martin”). The lawsuit, as detailed in the First Amended Complaint and Demand for Trial by Jury (the “Amended Complaint”) dated March 29, 2012, alleges breach of contract and tortious interference by Lockheed Martin and seeks actual damages of approximately $978,000, as well as punitive damages, costs and such further relief as the Court deems equitable and proper. In addition, the Amended Complaint seeks payment under Lockheed Martin’s payment bonds required by the United States Navy Facilities Engineering Command. At March 31, 2014, the Company has included in its accounts receivable (prior to allowances) the amount of the actual damages claimed. In Fiscal 2013, Lockheed Martin was granted a motion to have the matter moved from New Jersey to Maryland. We had been aggressively pursuing our claim against Lockheed Martin. While we believe that we have meritorious claims, due to cash flow constraints, we have not yet been able to pursue our claims against Lockheed Martin in Maryland.

Index

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

Our mission is to establish ourselves as a Small Business (SB) prime contractor to take advantage of the small business opportunities that exist today and in the foreseeable future. To achieve that end, we have formed a team of both small and large corporation agreements to support our company in the pursuit of this market. We believe that our past performance and in depth experience as well as that of our teaming partners will place us in a lead position to capture a good share of this market.

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

During fiscal 2012, 2013 and 2014, we submitted proposals on projects for Department of Defense facilities and certain nuclear power stations in the United States and Southeast Asia valued at approximately $182,750,000. Of these, other bidders were awarded $16 million and we have been awarded, as the prime contractor and as a subcontractor, contracts with an approximate value of $35 million over five years. However, as noted below, we continue to be negatively impacted by the ongoing delays by agencies of the U. S. Government in proceeding with approved projects, funding projects already awarded, and in awarding new contracts. We anticipate decisions relating to the still-open proposals during fiscal 2014 and 2015.

Index

Recent Developments

Our revenues and results from operations for the years ended June 30, 2013 and 2012, and the nine and three month periods ended March 31, 2014, continued to be negatively impacted by the ongoing delays by agencies of the U.S. Government in proceeding with approved projects, funding projects already awarded, and in awarding new contracts. We have invested significant time and personnel resources in fiscal 2013 and 2012 and to date in fiscal 2014 in providing proposals on future projects, both as a prime contractor (Small Business) and as a subcontractor. We are awaiting the results of the bidding process. Additionally, our cash flow and liquidity continue to be severely impacted with the refusal by Lockheed Martin to pay us for the accounts receivable due from them totaling almost $1 million. These amounts are the subject of litigation, as described in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2013.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates the accounting policies and estimates it uses to prepare the condensed consolidated financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

Index

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTH PERIODS ENDED MARCH 31, 2014 COMPARED TO THE NINE AND THREE MONTH PERIODS ENDED MARCH 31, 2013

REVENUES. We had net revenues for the nine months ended March 31, 2014 of $309,204 compared to $936,168 in the corresponding period in 2013, representing a decrease of approximately 67%. Revenues for the three months ended March 31, 2014 were $76,197 compared to $81,990 for the three months ended March 31, 2013, representing a decrease of approximately 7%. The decrease in net revenues in the nine and three month periods ended March 31, 2014 compared to the corresponding periods in 2013 are primarily attributable to a decrease in deliverable products and support services billings resulting from continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a subcontractor as well as at other customers. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry.

GROSS PROFIT (LOSS). We had a gross loss for the nine months ended March 31, 2014 of $(69,854) as compared to a gross profit of $432,122 for the corresponding period in 2013, and we had a gross loss for the three months ended March 31, 2014 of $(45,890) as compared to a gross loss of $(47,415) for the three months ended March 31, 2013. The decrease in gross profit for the nine month period of 2014 compared to the same period in 2013 is primarily attributable to the decrease in revenues discussed above. The improvement or reduction in the gross loss in the three months ended March 31, 2014, as compared to the same period in 2013 was due primarily to reduced personnel costs substantially offset by the reduced revenues in the 2014 period.

RESEARCH AND DEVELOPMENT. Research and development expenses were $33,605 and $-0- for the nine and three months ended March 31, 2014, respectively, compared to $68,657 and $21,863 for the corresponding periods of 2013. The decrease in research and development expenses was due to reductions in personnel costs and to the elimination of research and development in the three months ended March 31, 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $639,768 and $212,205 for the nine and three months ended March 31, 2014, respectively, compared to $758,020 and $268,960 for the corresponding periods in 2013. The decrease in selling, general and administrative expenses during the periods ended March 31, 2014 as compared to the corresponding periods in 2013 is primarily attributable to reduced personnel costs.

LOSS FROM OPERATIONS. The loss from operations for the nine months ended March 31, 2014 was $(743,227) compared to a loss of $(394,555) for the corresponding nine months of 2013. The increase in the loss from operations during the nine months ended March 31, 2014 as compared to the 2013 period was primarily attributable to the reduced revenues partially offset by reduced operating costs. The loss from operations for the three months ended March 31, 2014 was $(258,095) compared to a loss of $(338,238) for the corresponding three months of 2013. The decrease, or improvement, in the loss from operations during the three months ended March 31, 2014 as period compared to the 2013 period was primarily attributable to the reduced personnel costs and other operating expenses.

Index

DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK. We recorded dividends totaling $120,817 on our Series B Convertible Preferred Stock in the nine months ended March 31, 2014 and $109,455 in the corresponding nine months in 2013. In lieu of a cash payment, we have elected, under the terms of these securities, to add this amount to the stated value of the Series B Convertible Preferred Stock.

These dividends are non-cash and, therefore, have no impact on our net worth, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements have been prepared based on our continuing as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred losses before dividends of $691,269 in the nine months ended March 31, 2014, and $1,221,153 and $1,531,773 in the years ended June 30, 2013 and 2012, respectively. Our cash flow and liquidity have been severely impacted by the refusal of Lockheed Martin to pay us for the accounts receivable due from them totaling nearly $1 million. Atlantic Stewardship Bank (the “Bank”) has converted the prior line of credit to a term loan, and no further borrowings are available under the agreement. Through the periods ended March 31, 2014, June 30, 2013 and 2012, the principal source of funds used to finance the Company’s operations has been advances from officers, shareholders and affiliates and accrued costs due to those parties. There is no assurance that those parties will continue to provide the operating funds needed to maintain operations. Through Fiscal 2012, 2013 and to date in 2014, there were continuing delays in release of funding at the Department of Defense and Department of Energy on projects where we serve as a prime contractor and as a subcontractor. The budget constraints and budget uncertainty at the U.S. government agencies have significantly reduced the issuance of orders and delayed projects for all participants in our industry. These factors were addressed in our Form 10-K for the year ended June 30, 2013.

We have working capital of approximately $334,000 and stockholders’ equity of approximately $731,000 as of March 31, 2014. In June 2013, the Bank converted the prior line of credit into a term loan, due in installments from July 2013 through June 2015. In connection with this agreement, three of the Company’s officers agreed to subordination agreements with the Bank, under which a total of $848,080 of amounts due to those officers has been subordinated to amounts due to the Bank. The classification of the portion of the Bank loan due after June 30, 2014 and the amounts subordinated by the officers resulted in increased the Company’s working capital by $1,288,637. Officers, shareholders and affiliates provided funds in the form of cash advances and deferral of accrued costs and expenses due to them during Fiscal 2013 of $524,412 and $458,739 during the nine months ended March 31, 2014. In March 2014, the Company received a commitment letter from Amerisource Funding (“Amerisource”) for a working capital credit facility in the amount of $5 million line supported by accounts receivable. The Company has not yet accepted the commitment letter.

In Fiscal 2013 we were awarded, as the prime contractor or as a subcontractor, several contracts from units of the Department of Defense. These contracts awarded provide that task orders under the contracts will require competitive bids to be submitted by us as those task orders are issued. Through Fiscal 2012 and 2013 and to date in Fiscal 2014, we have sought to expand our business both domestically and internationally by continuing to submit proposals in response to Request for Proposals.

Our ability to continue operations is dependent upon our ability to generate sufficient cash flow either from operations, from continued funds from officers and shareholders or from additional financing.

Our cash flow has been adversely impacted by the refusal of Lockheed Martin to forward to us the proceeds of accounts receivable payable to us. This matter is currently the subject matter of litigation initiated by us in March 2012 and discussed in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2013. Nonetheless, we believe that cash on hand, together with collection of anticipated accounts receivable during the short term, will be sufficient to maintain operations for the next 12 months. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue or to expand existing capacities and/or to satisfy any additional significant purchase orders that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received. In March 2014, the Company received a commitment letter from Amerisource for a working capital credit facility in the amount of $5 million line supported by accounts receivable. The Company has not yet accepted the commitment letter. In addition to Americsource , we have held discussions with various parties in order to raise additional funds through debt or equity issuance; to date we have not entered into any agreements; however, no assurance can be provided that we will be able to enter into such agreements on commercially reasonable terms..

Index

Accounts payable and accrued expenses have increased by $284,062 to $1,426,453 for the nine months ended March 31, 2014. Current liabilities to officers, shareholders and affiliates increased by $458,739 to $900,510 in the nine months ended March 31, 2014.

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

During the quarter ended March 31, 2014, there was no change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ELECTRONIC CONTROL SECURITY INC.

Date: May 20, 2014	By:

/s/ Arthur Barchenko
Arthur Barchenko
President, Chief Executive Officer
(duly authorized officer and principal executive officer)

Date: May 20, 2014	By:

/s/ Daryl Holcomb
Daryl Holcomb
Chief Financial Officer
(principal financial officer and principal accounting officer)

